Form 10-Q
period 1995-09-30
TEXLAND DRILLING PROGRAM 1981
filed 1995-11-17
CIK 352507

THIS DOCUMENT IS A COPY OF THE FORM 10-Q FILED ON NOVEMBER 15,1995 PURSUANT TO RULE 201 TEMPORARY HARDSHIP EXEMTPION.


                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                     Form 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended
 September 30, 1995                   Commission File Number 2-71865


                         TEXLAND DRILLING PROGRAM-1981
                             (Name of Registrant)


	   TEXAS                              75-1791491
(State of Organization)        (IRS Employer Identification No.)

500 Throckmorton Street, Suite 3402
	       Fort Worth, Texas                                   76102
  (Address of Executive Offices)                           Zip Code

         Registrant's Telephone Number   (817) 336-2751

    Securities registered pursuant to Section 12(b) of the Act:

Units of Limited Partnership Interest                      None
	           (Title of Class)                          (Voting Units)


Indicate whether the Registrant (1) has filed all reports required to be filed by Sec. 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       YES _X____     NO ______

                         TEXLAND DRILLING PROGRAM - 1981
                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                                   (UNAUDITED)
                                      ASSETS

                                                    09/30/95      12/31/94
                                                   -----------   -----------
CURRENT ASSETS
  CASH                                                $67,684       $44,753
  ACCOUNTS RECEIVABLE
    TRADE                                              83,173       103,623
    GENERAL PARTNER (NOTE 4)                                          3,243
                                                   -----------   -----------
      TOTAL CURRENT ASSETS                            150,857       151,619

PROPERTY AND EQUIPMENT, AT COST
  (SUCCESSFUL EFFORTS METHOD)
    INTANGIBLE DEVELOPMENT COSTS                    7,558,616     7,533,723
    LEASE AND WELL EQUIPMENT                        4,342,056     4,310,734
    PRODUCING LEASEHOLDS                              368,562       368,562
                                                   -----------   -----------
                                                   12,269,234    12,213,019
    LESS ACCUMULATED DEPRECIATION AND DEPLETION     8,957,431     8,690,942
                                                   -----------   -----------
                                                    3,311,803     3,522,077
    WELLS-IN-PROGRESS
    NONPRODUCING LEASEHOLDS                                38
                                                   -----------   -----------
      NET PROPERTY AND EQUIPMENT                    3,311,841     3,522,077

ORGANIZATIONAL COSTS (NET OF $1,141,028
  AMORTIZATION IN 1991 AND 1,069,798 IN 1990)
                                                   -----------   -----------
                                                   $3,462,698    $3,673,696
                                                   ===========   ===========

                            LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
  ACCOUNTS PAYABLE - TRADE                            $40,658       $51,736
                                                   -----------   -----------
    TOTAL CURRENT LIABILITIES                          40,658        51,736

PARTNERS' EQUITY
  LIMITED PARTNERS - 2,425 UNITS OUTSTANDING        2,470,726     2,586,043
  GENERAL PARTNER                                     951,314     1,035,917
                                                   -----------   -----------
    TOTAL PARTNERS'EQUITY                           3,422,040     3,621,960
                                                   -----------   -----------
  TOTAL LIABILITIES AND PARTNERS'EQUITY            $3,462,698    $3,673,696
                                                   ===========   ===========



                                SEE ACCOMPANYING NOTES

                                 TEXLAND DRILLING PROGRAM - 1981
                                     (A LIMITED PARTNERSHIP)
                                     STATEMENTS OF OPERATIONS
                                           (UNAUDITED)

                                      THREE MONTHS ENDED   NINE MONTHS ENDED
                                           SEPTEMBER           SEPTEMBER
                                        1995      1994      1995       1994
                                       --------  -------  --------  ----------
REVENUES
  OIL AND GAS SALES                   $270,382  $281,000  $841,890   $770,320
  INTEREST INCOME                          695       187     1,706        524
  GAIN ON SALE
                                       --------  --------  --------  ---------
                                       271,077   281,187   843,596    770,844

EXPENSES
  FEES TO MANAGING GENERAL PARTNER      16,050    21,000    48,150     63,000
  PRODUCTION EXPENSES                  108,537   124,805   323,321    397,855
  SEVERANCE TAX WITHHOLDING             12,451    13,961    38,727     36,470
  DEPRECIATION, DEPLETION AND AMORT.    88,830   132,803   266,489    398,410
  OTHER EXPENSES                        11,449     2,160    12,339     16,451
                                       --------  --------  --------  ---------
                                       237,317   294,729   689,026    912,186
                                       --------  --------  --------  ---------
NET INCOME (LOSS)                      $33,760  ($13,542) $154,570  ($141,342)
                                      ========= =========  ========  =========


NET INCOME (LOSS) ALLOCATION
  LIMITED PARTNERS                       5,553  ( 18,950)   54,433  ( 113,119)
  GENERAL PARTNER                       28,207     5,408   100,137  (  28,223)
                                       --------  --------  --------  ---------
                                       $33,760  ($13,542) $154,570  ($141,342)
                                       ========  ========  ========  =========
NET INCOME (LOSS) PER $5000 LIMITED
  PARTNER UNIT (2,425 UNITS O/S)            $2  (     $8)      $22  (     $47)
                                       ========  ========  ========  =========















                                     SEE ACCOMPANYING NOTES

                        TEXLAND DRILLING PROGRAM - 1981
                            (A LIMITED PARTNERSHIP)

                         STATEMENT OF PARTNERS'EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1995
                                  (UNAUDITED)


                                              LIMITED        GENERAL
                                TOTAL         PARTNER        PARTNER
                             -------------  -------------  -------------
BALANCE DECEMBER 31, 1994      $3,621,960     $2,586,043     $1,035,917

PARTNERS' CONTRIBUTIONS            31,360                        31,360

PARTNERS' DISTRIBUTIONS     (     385,850) (     169,750) (     216,100)

NET INCOME/(LOSS)                 154,570         54,433        100,137
                             -------------  -------------  -------------
BALANCE SEPTEMBER 30, 1995     $3,422,040     $2,470,726       $951,314
                             =============  =============  =============




































                           SEE ACCOMPANYING NOTES

                               TEXLAND DRILLING PROGRAM - 1981
                                   (A LIMITED PARTNERSHIP)
                                   STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                          (UNAUDITED)

                                                    1995         1994
                                                  --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME/(LOSS)                                $154,570  (  $141,342)
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
      DEPRECIATION, DEPLETION, AND AMORTIZATION     266,489      398,410
      ABANDONED LEASEHOLDS
      LOSS ON SALE OF ASSETS
      CHANGE IN ACCOUNTS RECEIVABLE                  23,693       12,392
      CHANGE IN ACCOUNTS PAYABLE                (    11,078)      12,899
                                                 -----------  -----------
       TOTAL ADJUSTMENTS                            279,104      423,701
                                                 -----------  -----------
       NET CASH PROVIDED BY OPERATNG ACTIVITIES     433,674      282,359

CASH FLOWS FROM INVESTING ACTIVITIES:
  ACQUISITION OF PROPERTY AND EQUIPMENT         (    56,253) (    39,265)
  PROCEEDS FROM SALE OF PROPERTY AND EQUIPMENT
                                                 -----------  -----------
       NET CASH USED BY INVESTING ACTIVITIES    (    56,253) (    39,265)

CASH FLOWS FROM FINANCING ACTIVITIES:
  PARTNERS' CONTRIBUTIONS                            31,360       23,212
  PARTNERS' DISTRIBUTIONS                       (   385,850) (   251,925)
                                                 -----------  -----------
       NET CASH USED BY FINANCING ACTIVITIES    (   354,490) (   228,713)

NET INCREASE IN CASH                                 22,931       14,381
CASH AT BEGINING OF QUARTER                          44,753       29,167
                                                 -----------  -----------
CASH AT END OF QUARTER                              $67,684      $43,548
                                                 ===========  ===========














                               SEE ACCOMPANYING NOTES

                        			 TEXLAND DRILLING PROGRAM-1981
			                           (A Limited Partnership)

                        			 NOTES TO FINANCIAL STATEMENTS
			                              September 30, 1995
				                                 (Unaudited)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Partnership was organized as a limited partnership on June 20, 1981 for the purpose of engaging in oil and gas exploration and production. Texland Properites-1981, a general partnership, and Texland Petroleum, Inc. are the General Partners. The Managing General Partner is Texland Petroleum, Inc. The Partnership's accounting policies are summarized below:

BASIS OF ACCOUNTING - The Partnership follows generally accepted accounting principles applicable to established enterprises in the extractive industries under a method which is generally known as the successful method of accounting.

PROPERTY AND EQUIPMENT - Costs incurred for the acquisition of producing and nonproducing leaseholds are capitalized. Costs of intangible development and lease and well equipment incurred to drill and equip successful exploratory and development wells are capitalized. Costs to drill and equip unsuccessful exploratory wells are charged to operations while costs of unsuccessful development wells remain capitalized. Costs associated with uncompleted wells are capitalized as wells-in-progress.

ABANDONED LEASEHOLDS - Costs of nonproducing properties are charged to expense at such time as they are deemed to be impaired, based upon periodic assessments of such costs.

DEPLETION- Leasehold costs of producing properties are amortized on the unit of production method based on proved oil and gas reserves. Intangible development costs of producing properties are amortized on the unit of production method based on estimated proved developed oil and gas reserves.

DEPRECIATION - Depreciation of equipment is provided by using the unit of production method based on estimated proved developed oil and gas reserves.

ORGANIZATION COSTS - These costs are amortized by the straight-line method over ten years, the life of the Partnership.

FEDERAL INCOME TAX - The Partnership files its federal income tax return on the accrual basis.

                     			  TEXLAND DRILLING PROGRAM-1981
			                         (A Limited Partnership)

               		    NOTES TO FINANCIAL STATEMENTS (Continued)
			                             September 30, 1995
                             				   (Unaudited)


2.      CONTRIBUTIONS BY GENERAL PARTNER (TEXLAND PROPERTIES-1981)

Under terms of the Partnership Agreement, the General Partner is charged for certain costs related to drilling and production operations which are required to be capitalized for federal income tax purposes. These costs are treated as capital contributions by the General Partner. In addition, Texland Properties-1981 and Texland Petroleum, Inc. have invested in limited partnership units in the amount of $95,000 and $30,000 respectively.

3.      FEES TO MANAGING GENERAL PARTNER (TEXLAND PETROLEUM, INC.)

In consideration of its management services rendered, the Managing General Partner is entitled to charge management fees to the Partnership. In addition, for the three months ended June 30, 1995 and June 30, 1994, the Partnership was charged $45,055 and $43,754 respectively for technical services, accounting services, and supervisory services performed by the employees of the Managing General Partner and such charges are included in intangible development costs, production expenses and fees to Managing General Partner. These charges are allocated between the Gen. and Ltd. Partners based upon applicable revenue and expense sharing rates.

                         TEXLAND DRILLING PROGRAM-1981
                            (A Limited Partnership)

                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

                              September 30, 1995


     The average price of West Texas Sour, the Partnership's most common type of crude oil, for the third quarter of 1995 was $15.87 as compared to $15.59 for the third quarter of 1994. The average price per barrel of oil for the nine months ending September 30,1995 was $16.50 compared to $14.15 for the comparable nine months of 1994.

     These substantial changes in the price of oil, plus normal expected declines in the rate of production from some of the Partnerships more mature properties accounts for the changes in oil and gas revenue for these periods.

     An increase in workover costs due to an increase in the number of wells permanently or temporarily abandoned, due to low oil prices and low production levels, accounts for the higher levels of production expense for both the three month and nine month periods of 1994.

     Decreases in depreciation and depletion for the 1995 periods as compared to the 1994 periods is due to normal expected declines in production volumes.

     The Partnership was formed with cash contributions from the Limited and General Partners. The General Partner does not intend to incur any substantial indebtedness and any developmental drilling which is necessary will be processed by farmout to the other parties or by reinvestment of internally generated funds. Therefore, no liquidity problems are anticipated during the life of the Partnership.

PART II


Items 1 through 6

Omitted - Not applicable to Registrant.


SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


            	   TEXLAND DRILLING PROGRAM-1981



          			   By------- M.E.CHAPMAN
          	     M. E. Chapman, Vice President
            	   of Texland Petroleum, Inc.,
               	General Partner - Texland
               	Properties-1981




Date:  November 13, 1995