Form 10-K
period 1995-12-31
TEXLAND DRILLING PROGRAM 1981
filed 1996-05-29
CIK 352507

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   Form 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the year ended
December 31, 1995                                 Commission File Number 2-71865
- -----------------                                 ------------------------------


                         TEXLAND DRILLING PROGRAM-1981
                         -----------------------------
                             (Name of Registrant)


        TEXAS                                   75-1791491
- ---------------------               ----------------------
State of Organization)              I. R. S. Employer Identification No.


  500 Throckmorton Street, Suite 3100
             Fort Worth, Texas                               76102
- -------------------------------------                       --------
      (Address of Executive Offices)                        Zip Code


                 Registrant's Telephone Number  (817) 336-2751
                                                --------------

          Securities registered pursuant to Section 12(b) of the Act:

Units of Limited Partnership Interest                          None     .
- -------------------------------------                       -------------
          (Title of Class)                                  (Voting Units)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days   YES       NO  X
                                                  -

                   This report contains a total of 21 pages.

                                    PART I

Item 1.  Business
- -----------------

Texland Drilling Program-1981 (a Limited Partnership) was formed on July 20, 1981 with $12,125,000 in aggregate Limited Partnership subscriptions for the purpose of engaging in the exploration for oil and gas. Such exploration has taken place principally in the geological area known as the Texas Permian Basin. The Partnership's drilling and exploration phase is complete. Development of the Partnership's properties is also substantially complete; however, development drilling will be undertaken on the Partnerships secondary recovery properties to the extent necessary to insure the maximum commercial recovery of reserves.

The Partnership has no plans to borrow funds or reinvest significant amounts of oil and gas revenues. To the extent that in-fill development is deemed necessary, however; such operations will be funded from available cash flow.

See Note 6 of Notes to the Financial Statements on page 17 for information about major purchasers. Sales to such purchasers are on a competitive basis on short-term contracts customarily used in the industry. Should sales to these refineries become interrupted, management believes alternative purchasers would be immediately available on similar terms.

The price of oil and gas is affected by world wide supply and demand beyond the Partnership's control. The average posted price during the past five years for West Texas Sour (before adjustment for gravity), the primary type of Partnership oil, is as follows:

                                   1991  $18.66
                                   1992  $17.87
                                   1993  $15.60
                                   1994  $14.28
                                   1995  $15.42

From January 1, 1996 to April 30, 1996 oil prices have been particularily volatile with the posted price of such oil ranging from a low of $13.75 to a high of $21.50.

Item 2 - Properties
- -------------------

The Partnership currently has an interest in 287 active gross oil and gas wells, representing 20.33 net wells. Two of the gross wells and .6393 of the net wells are gas wells and the remainder are oil wells.

The Partnership currently has 279 oil wells included in 10 different enhanced recovery projects operated by Texland Petroleum, Inc. Such enhanced recovery projects are designed to repressure the oil bearing reservoirs and increase the producing rates, property life and overall ultimate recovery of oil.

Item 3 - Legal Proceedings
- --------------------------

None

Item 4 - Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

None

                                    PART II

Item 5 - Market for Registrant's Common Equity and Related
- -----------------------------------------------------------
Stockholder Matters
- -------------------

Omitted.  Not applicable.

Item 6 - Selected Financial Data
- --------------------------------

The following tables present selected financial data for each of the past five years ended December 31, 1995. The data has been derived from the audited financial statements:

                         TEXLAND DRILLING PROGRAM-1981
                        SELECTED FINANCIAL INFORMATION
                        FOR THE YEAR ENDED DECEMBER 31
                        ------------------------------

STATEMENT OF OPERATIONS DATA:
- -----------------------------

                                             1995        1994        1993         1992           1991
                                             ----        ----        ----         ----           ----
Revenues                                $1,213,648  $1,061,713  $1,292,410   $1,339,010    $1,495,005


Net Income/(Loss):
  Limited Partners                          86,433    ( 40,855)    (51,272)      80,140        17,172

  General Partners                         141,732      29,776      45,305      151,524       176,306
                                        ----------   ---------   ---------     ---------   ----------

Net Income/(Loss)                       $  228,165    $(11,079)   $( 5,967)    $231,664      $193,478
                                        ==========   ==========  ==========   ==========     ========


Net Income/(Loss) per $5,000
Limited Partner Units (2,425
Units Outstanding)
                                        $       94    $ (   17)   $ (   21)   $      33   $       7
                                        ==========   ==========  ==========   =========     ========
BALANCE SHEET DATA:
- -------------------

  Total Assets                          $3,513,673  $3,673,969  $3,969,544   $4,487,163  $4,928,527

  Total Liabilities                        $64,086     $51,736     $46,240      $44,008     $46,170

  Partners' Equity                      $3,449,587  $3,621,960  $3,923,304   $4,443,155  $4,882,357

PARTNERSHIP CASH DISTRIBUTIONS
- --------------------------------
  Limited Partner (per $5,000
     unit)                                  $   95      $   57     $   115      $   140     $   160
  General Partner                         $247,450    $188,500    $335,000     $369,650    $401,500

Item 7 - Management's Discussion and Analysis of Financial Condition and Results
- --------------------------------------------------------------------------------
of Operations.
- --------------

Oil and gas sales increased by approximately 14% in 1995 as compared to 1994. The average price of Partnership oil increased by approximately 8.0% in 1995. In addition, several additional in-fill development wells were drilled on a property in which the Partnership owns a 10% working interest. Increased production from this lease in 1995 accounted for an additional $67,000 in oil sales. Modest but normal declines in production were also experienced on most other Partnership properties in 1995. Oil and gas sales were down 18% in 1994 over that experienced in 1993 due primarily to a decline in the average price of oil and normal expected declines in production rates from Partnership properties. Gas sales are not a significant part of overall sales.

Depreciation, depletion and amortization are calculated on the units-of-production method. A decline in these expenses from 1994 to 1993 are due to upward revisions in future reserve estimates offset somewhat by production declines on properties with high capitalized costs. The decline in the price of oil had the effect of reducing the ultimate estimated recovery of oil and gas and the resulting units-of-production provisions for 1994.

Production expenses decreased by 14% in 1995. Partnership workover costs decreased by approximately $68,000 in 1995, primrily due to a decrease in the number of wells on which remedial work was performed. Production expenses were relatively stable in 1994 as compared to 1993.

Changes in oil prices substantially impact the net income and cash flow of the Partnership. All oil produced by the Partnership is sold under short term contracts which are immediately affected by changes in oil prices. Since 1981, world oil supply and demand conditions have caused prices to rise and decline in an essentially unpredictable manner. No changes in these circumstances is foreseen in the immediate future.

Texland Drilling Program-1981 has substantially completed all the exploration and development on the oil and gas properties in which it has an interest. No long-term debt will be incurred and no new properties will be acquired. Therefore, no future liquidity problems are anticipated by the Partnership.

Item 8 - Financial Statements and Supplementary Data:
- -----------------------------------------------------

See Index to Financial Statements on Page 9 of this report.

Item 9 - Changes in and Disagreements with Accountants on Accounting and
- ------------------------------------------------------------------------
Financial Disclosures.
- ----------------------

None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant
- ------------------------------------------------------------

The Partnership has no officers, employees or directors. The background of the General Partners is as follows:

R. J. Schumacher - Age 67, President and Director of Texland Petroleum, Inc.
- ----------------
since May, 1967, has been an independent oil operator involved in drilling and producing operations and the financing of oil and gas prospects, principally in West Texas, Oklahoma and Arkansas. He has served as an executive officer with Texland since its incorporation. For more than ten years prior to becoming an independent oil operator, Mr. Schumacher was the chief financial officer, contract drilling manager and land supervisor for an independent oil and gas drilling contractor and operator. Mr. Schumacher is a Certified Public Accountant. He received a Bachelor of Science in Commerce degree from Texas Christian University in 1950 and a Master in Professional Accounting degree from the University of Texas in 1951.

W. E. Rector - Age 61 Chairman of the Board and Director of Texland Petroleum,
- ------------
Inc., has been an independent petroleum geologist and oil operator since May, 1969. He has served as an executive officer with Texland since its incorporation. He has had experience as a consulting petroleum geologist and as an independent oil operator, has been involved in the origination and development of oil and gas prospects and in raising funds for their financing in the Mid-Continent area since 1969. For more than ten years prior to becoming an independent oil operator, Mr. Rector was associated with Pan American Petroleum as an exploration petroleum geologist. Mr. Rector received a Bachelor of Science degree in Geology from Ohio State University in 1957 and a Master of Science degree in Geology from the University of Michigan in 1958. He is a member of the American Association of Petroleum Geologists and is a Certified Petroleum Geologist.

J. N. Namy - Age 57 Vice-President and Director of Texland Petroleum, Inc., was
- ----------
employed by Texland as a geologist in June, 1978. From 1967 to 1970 he was employed by Pan American Petroleum Corp. in the Fort Worth Division. From 1970 to 1978 he taught at Baylor University achieving the rank of Associate Professor. During this time, he served as a consultant for several independent petroleum companies working on exploration and development projects in the Eastern Shelf and the Permian Basin of West Texas and New Mexico, as well as the southern Rockies of New Mexico and Colorado. He received his Bachelor and Master degrees from Western Reserve University in Cleveland, Ohio and his Ph. D. degree from the University of Texas at Austin in 1969. Mr. Namy is a member of the American Association of Petroleum Geologists, Geological Society of America and the Society of Economic Paleontologists and Mineralogists.

J. H. Wilkes - Age 40, Senior Vice President of Production and Director of
- ------------
Texland Petroleum, Inc. , was employed by Texland as a reservoir engineer in August 1984. From 1978 to 1984, he was employed by Sun Exploration and Production Company in Midland and Abilene, Texas. The first three years he served as a production engineer and for the remaining three years he served as a reservoir engineer. He received a Bachelor of Science degree in Petroleum Engineering from Texas A&M University in 1978. He is a member of the Society of Petroleum Engineers, A.I.M.E. and is a registered professional engineer in Texas.


Item 11.  Executive Compensation
- --------------------------------

See Note 5 of Notes to Financial Statements on page 17 of this report for information with respect to payments to the Managing General Partner.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
- ------------------------------------------------------------------------

Omitted.  Not applicable to Registrant.

Texland Petroleum, Inc. and Texland Properties-1981 are General Partners of the Partnership. Texland Petroleum, Inc. is the managing General Partner. Texland Properties-1981 is a general partnership formed between W. E. Rector, R. J. Schumacher and Texland Petroleum, Inc.

Item 13.  Certain Relationships and Related Transactions
- --------------------------------------------------------

See Notes 4 and 5 of Notes to Financial Statement on page 17 of this report for information with respect to certain relationships and related transactions.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
- -------------------------------------------------------------------------

(a)1 and (a)2 Financial Statement and Financial Statement Schedules See Index to Financial Statements on page 9 of this report.
(a)3 Item 601 (Reg S-K) Exhibits:
None
(b) Reports on Form 8-K:
None
(c) Item 601 (Reg. S-K) Exhibits:
None
(d) Other Financial Statements and Financial Statement Schedules:
Not applicable.

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TEXLAND DRILLING PROGRAM-1981
- -----------------------------
       Registrant


By__________________________________.
  M.E.Chapman, Vice President
  Texland Petroleum, Inc.,
  Managing General Partner                              Date  May 21, 1996



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


By__________________________________.
  W.E.Rector, Chairman of the
  Board, Texland Petroleum, Inc.
  Managing General Partner.


By__________________________________.
  R.J.Schumacher, President,
  Director, Texland Petroleum, Inc.
  Managing General Partner


By__________________________________.
  J.N.Namy, Executive Vice President,
  Director, Texland Petroleum, Inc.
  Managing General Partner


By__________________________________.
  J.H.Wilkes, Senior Vice President
  Director, Texland Petroleum, Inc.
  Managing General Partner

- --------------------------------------------------------------------------------



                      TEXLAND DRILLING PROGRAM-1981, LTD.

                             FINANCIAL STATEMENTS

                          DECEMBER 31, 1995 AND 1994





- --------------------------------------------------------------------------------

TEXLAND DRILLING PROGRAM-1981, LTD.
INDEX TO FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------

                                                                 PAGE NO.
REPORT OF INDEPENDENT AUDITORS                                      10

FINANCIAL STATEMENTS

Balance Sheets                                                      11

Statement of Operations                                             12

Statements of Partners' Equity                                      13

Statements of Cash Flows                                            14

Notes to Financial Statements                                       15

SUPPLEMENTAL INFORMATION

Schedule V - Property and Equipment                                 21

Schedule VI - Accumulated Depreciation,Depletion and
  Amortization of Property and Equipment                            21

All other financial statement schedules not listed have been omitted since the required information is included in the financial statements or the notes thereto or is not applicable or not required.


- --------------------------------------------------------------------------------

              [LETTERHEAD OF SPROLES WOODARD L.L.P APPEARS HERE]


                         REPORT OF INDEPENDENT AUDITORS


The Partners
Texland Drilling Program-1981, Ltd.

We have audited the balance sheets of Texland Drilling Program-1981, Ltd. as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements listed in the accompanying table of contents to the financial statements present fairly, in all material respects, the financial position of Texland Drilling Program-1981, Ltd. at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information listed in the accompanying table of contents to the financial statements is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Sproles Woodard L.L.P.

Fort Worth, Texas
April 4, 1996

TEXLAND DRILLING PROGRAM-1981, LTD.(A LIMITED PARTNERSHIP)
BALANCE SHEET
DECEMBER 31, 1995 AND 1994

- --------------------------------------------------------------------------------

                                                                      1995             1994
                                                                 ---------------  ----------------
ASSETS
CURRENT ASSETS
Cash                                                             $       70,913   $        44,753
Accounts receivable:
 Trade (Note 6)                                                         165,044           103,623
 General partner                                                                            3,243
                                                                 ---------------  ----------------
                                                                        235,957           151,619
                                                                 ---------------  ----------------
PROPERTY AND EQUIPMENT, AT COST (SUCCESSFUL
 EFFORTS METHOD) (NOTES 2, 3, 4, 5 AND 8)
Intangible development costs                                          7,598,675         7,533,723
Lease and well equipment                                              4,384,516         4,310,734
Producing leaseholds
                                                                        372,066           368,562
                                                                 ---------------  ----------------
                                                                     12,355,257        12,213,019
Accumulated depreciation, depletion and amortization                 (9,077,541)       (8,690,942)
                                                                 ---------------  ----------------
                                                                      3,277,716         3,522,077
                                                                 ---------------  ----------------

                                                                 $    3,513,673   $     3,673,696
                                                                 ===============  ================

LIABILITIES AND PARTNERS' EQUITY
CURRENT LIABILITIES
Accounts payable - general partner (Note 5)                      $       64,086   $        51,736
                                                                 ---------------  ----------------

PARTNERS' EQUITY (NOTES 4 AND 7)
Limited partners - 2,425 units outstanding                            2,442,101         2,586,043
General partners                                                      1,007,486         1,035,917
                                                                 ---------------  ----------------
                                                                      3,449,587         3,621,960
                                                                 ---------------  ----------------

                                                                 $    3,513,673   $     3,673,696
                                                                 ===============  ================




- --------------------------------------------------------------------------------

See accompanying notes to financial statements

TEXLAND DRILLING PROGRAM-1981, LTD.(A LIMITED PARTNERSHIP)
STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

- --------------------------------------------------------------------------------

                                                         1995           1994            1993
                                                     -------------  -------------   --------------
REVENUE
Oil and gas sales (Note 6)                           $   1,211,335  $   1,060,885    $  1,290,692
Interest income                                              2,313            828           1,718
                                                     -------------  -------------   --------------
                                                         1,213,648      1,061,713       1,292,410
                                                     -------------  -------------   --------------

EXPENSE
Fees to managing general partner (Note 5)                   64,200         84,000          86,400
Production expense (Note 5)                                463,200        539,261         552,845
Severance tax                                               58,816         50,021          62,957
Depreciation, depletion and amortization                   386,599        382,759         569,940
Loss on sale of assets                                                                     10,642
Other                                                       12,668         16,751          15,593
                                                     -------------  -------------   --------------
                                                           985,483      1,072,792       1,298,377
                                                     -------------  -------------   --------------

NET INCOME (LOSS)                                    $     228,165  $     (11,079)   $     (5,967)
                                                     =============  ==============  ==============


NET INCOME (LOSS) ALLOCATION (NOTE 7)

Limited partners                                     $      86,433  $      (40,855)  $    (51,272)
General partners                                           141,732          29,776         45,305
                                                     -------------  --------------- --------------


                                                     $     228,165  $      (11,079)  $     (5,967)
                                                     =============  =============== ==============

NET INCOME (LOSS) PER $5,000
 LIMITED PARTNER UNIT
 (2,425 UNITS OUTSTANDING)                           $       94.09  $       (16.85)  $     (21.14)
                                                     =============  ==============  ==============


- --------------------------------------------------------------------------------
See accompanying notes to financial statements

TEXLAND DRILLING PROGRAM-1981, LTD. (A LIMITED PARTNERSHIP)
STATEMENT OF PARTNERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

- --------------------------------------------------------------------------------

                                                  Limited          General
                                                  Partners         Partners           Total
                                               --------------   --------------    --------------
BALANCE AT DECEMBER 31, 1992                    $  3,095,270     $  1,347,885      $  4,443,155
Partners' distributions                             (278,875)        (335,000)         (613,875)
Partners' contributions (Note 4)                                       99,991            99,991
Net income  (loss)                                   (51,272)          45,305            (5,967)
                                               --------------   --------------    --------------

BALANCE AT DECEMBER 31, 1993                       2,765,123        1,158,181         3,923,304
Partners' distributions                             (138,225)        (188,500)         (326,725)
Partners' contributions (Note 4)                                       36,460            36,460
Net income (loss)                                    (40,855)          29,776           (11,079)
                                               --------------   --------------    --------------

BALANCE AT DECEMBER 31, 1994                       2,586,043        1,035,917         3,621,960
Partners' distributions                             (230,375)        (247,450)         (477,825)
Partners' contributions (Note 4)                                       77,287            77,287
Net income                                            86,433          141,732           228,165
                                               --------------   --------------    --------------

BALANCE AT DECEMBER 31, 1995                    $  2,442,101     $  1,007,486      $  3,449,587
                                               ==============   ==============    ==============

- --------------------------------------------------------------------------------

See accompanying notes to financial statements.

TEXLAND DRILLING PROGRAM-1981, LTD. (A LIMITED PARTNERSHIP)
STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

- --------------------------------------------------------------------------------

                                                                 1995               1994                  1993
                                                          --------------       ------------          -------------
OPERATING ACTIVITIES
Net income (loss)                                         $     228,165        $   (11,079)          $     (5,967)
                                                          --------------       ------------          -------------

Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation, depletion and amortization                     386,599            382,759                569,940
   Loss on sale of assets                                                                                  10,642
   (Increase) decrease in accounts receivable                   (58,178)           (11,844)                15,260
   Increase in accounts payable                                  12,350              5,496                  2,232
   Other                                                            137
                                                          --------------       ------------          -------------
                                                                340,908            376,411                598,074
                                                          --------------       ------------          -------------
  Net cash provided by operating activities                     569,073            365,332                592,107
                                                          --------------       ------------          -------------


INVESTING ACTIVITIES
Acquisition of property and equipment                          (142,375)           (61,900)              (195,125)
Proceeds from sale of property and equipment                                         2,419                 74,643
                                                          --------------       ------------          -------------
  Net cash used in investing activities                        (142,375)           (59,481)              (120,482)
                                                          --------------       ------------          -------------


FINANCING ACTIVITIES
Partners' contributions                                          77,287             36,460                 99,991
Partners' distributions                                        (477,825)          (326,725)              (613,875)
                                                          --------------       ------------          -------------
                                                               (400,538           (290,265)              (513,884)
   Net cash used in financing activities                  --------------       ------------          -------------
NET INCREASE (DECREASE) IN CASH                                  26,160             15,586                (42,259)
  Cash at beginning of year                                      44,753             29,167                 71,426
                                                          --------------       ------------          -------------

CASH AT END OF YEAR                                       $      70,913        $    44,753           $     29,167
                                                          ==============       ============          =============


- --------------------------------------------------------------------------------

See accompanying notes to financial statements.

TEXLAND DRILLING PROGRAM-1981, LTD. (A LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 1995

- --------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Texland Drilling Program-1981, Ltd. (the "Partnership") was organized as a limited partnership on July 20, 1981, for the purpose of engaging in oil and gas exploration and production. Texland Properties-1981, a general partnership, and Texland Petroleum, Inc. are the general partners. The managing general partner is Texland Petroleum, Inc. Partnership operations are conducted predominately in West Texas.

The Partnership shall continue in existence, unless terminated sooner through the occurrence of a final terminating event as defined by the partnership agreement, until December 31, 2001, as extended through approval by the limited partners owning a majority of aggregate Partnership subscriptions.

The Partnership's accounting policies are summarized below:

BASIS OF ACCOUNTING
The Partnership maintains its financial records on the income tax basis. The financial statements are presented in accordance with generally accepted accounting principles. The primary differences in accounting methods are identified in Note 7.

USE OF ESTIMATES
The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported revenues and expenses during the reported period. Actual results could differ from those estimates.

PROPERTY AND EQUIPMENT
Costs incurred for the acquisition of producing and nonproducing leaseholds are capitalized. Costs of intangible development and lease and well equipment incurred to drill and equip successful exploratory and development wells are capitalized. Costs to drill and equip unsuccessful exploratory wells are charged to operations while costs of unsuccessful development wells remain capitalized. Costs associated with uncompleted wells are capitalized as wells-in-progress.

NONPRODUCING LEASEHOLDS
Costs of nonproducing properties are charged to expense at such time as they are deemed to be impaired, based upon periodic assessments of such costs.

AMORTIZATION AND DEPLETION
Leasehold costs of producing properties are amortized on the unit-of-production method based on estimated proved oil and gas reserves. Intangible development costs of producing properties are amortized on the unit-of-production method based on estimated proved developed oil and gas reserves.

DEPRECIATION
Depreciation of equipment is provided by the unit-of-production method based on estimated proved developed oil and gas reserves.

- --------------------------------------------------------------------------------

TEXLAND DRILLING PROGRAM-1981, LTD. (A LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 1995

- --------------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FEDERAL INCOME TAX
The Partnership (which pays no federal income tax) files its federal income tax return on the accrual basis maintained for income tax purposes.

STATEMENT OF CASH FLOWS
For purposes of these statements, the Partnership considers cash on deposit and highly liquid money market funds as cash and cash equivalents.

NET INCOME ALLOCATION
Revenues and costs of the Partnership are allocated between the general and limited partners in accordance with the Partnership agreement.

2.  COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

The following summarizes the Partnership's costs incurred in its oil and gas activities, all of which were domestic, for the years ended December 31:

          Lease Acquisition Costs            Development Costs
       -----------------------------   -----------------------------
        Expensed       Capitalized       Expensed      Capitalized
       -----------    --------------   ------------   --------------

1993    $              $         47     $      505     $    195,078
1994                                            54           61,900
1995                          3,504            205          138,871

3.  ACQUISITION OF NONPRODUCING PROPERTIES

The Partnership acquired working interests in certain oil and gas properties through assignments from other Texland Drilling Program partnerships. These acquisitions involved no cost to the Partnership and are subject to retained nonworking interests by the assignor. Upon payout of these properties, the assignor has an option to convert the retained nonworking interest to a working interest.

- --------------------------------------------------------------------------------

TEXLAND DRILLING PROGRAM-1981, LTD. (A LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 1995

- --------------------------------------------------------------------------------

4. CONTRIBUTIONS BY GENERAL PARTNERS

Under terms of the Partnership agreement, Texland Properties-1981 is charged for certain costs related to drilling and production operations, which are required to be capitalized for federal income tax purposes. These costs are treated as capital contributions. In addition, Texland Properties-1981 and Texland Petroleum, Inc. have invested in limited partnership units in the amount of $95,000 and $30,000, respectively. These investments as a limited partner are reported with other limited partners' equity in the accompanying financial statements.

5.  FEES TO MANAGING GENERAL PARTNER

The Partnership was charged $138,998, $180,218, and $175,016 in 1995, 1994, and
1993, respectively, for technical and accounting services performed by employees of the managing general partner. These charges are included in intangible development costs, production expenses and fees to managing general partner.

Supervisory fees charged to the Partnership by the managing general partner for drilling and operating the partnership wells were $142,980, $131,054, and $141,629 in 1995, 1994, and 1993, respectively, and are included in intangible development costs and production expenses.

These charges are allocated between the general and limited partners based upon applicable revenue and expense sharing rates.

6.  MAJOR PURCHASERS

Purchasers which accounted for 10 percent or more of the Partnership's sales were:

                                  1995           1994           1993
                              ------------   ------------   ------------

Lantern Petroleum, Corp.              21%            46%            29%
Scurlock Permian Corporation          12%                           16%
ARCO Oil and Gas Company              45%                           24%
AMOCO Production Company                             40%            22%
                              ------------   ------------   ------------

                                      78%            86%            91%
                              ============   ============   ============

- --------------------------------------------------------------------------------

TEXLAND DRILLING PROGRAM-1981, LTD. (A LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 1995

- --------------------------------------------------------------------------------

7. RECONCILIATION OF BOOK-TAX REPORTING DIFFERENCES

Although the Partnership financial statements are prepared in accordance with generally accepted accounting principles, its books and records are maintained on the basis of accounting used for federal income tax purposes.

The following summarizes book-tax reporting differences for the year ended December 31, 1995:

                                                             Limited            General
                                                             Partners           Partners            Total
                                                          --------------     --------------     -------------
NET INCOME (LOSS) DIFFERENCES:

Net income (loss) for financial reporting
 purposes                                                   $    86,433        $   141,732        $  228,165
                                                          --------------     --------------     -------------
Expenses for federal income tax purposes
 capitalized for financial reporting purposes                   (64,952)              (168)          (65,120)
Excess of depreciation, depletion and
 amortization expense for financial
 reporting purposes over amounts for
 federal income tax purposes                                    222,124            120,372           342,496
                                                          --------------     --------------     -------------


Additional income for federal income
 tax purposes                                                   157,172            120,204            277,376
                                                          --------------     --------------     --------------

Net income for federal income tax purposes                  $   243,605        $   261,936        $   505,541
                                                          ==============     ==============     ==============

- --------------------------------------------------------------------------------

TEXLAND DRILLING PROGRAM-1981, LTD. (A LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECE4MBER 31, 1995

- --------------------------------------------------------------------------------

7. RECONCILIATION OF BOOK-TAX REPORTING DIFFERENCES (CONTINUED)

                                                        Limited             General
                                                        Partners            Partners             Total
                                                    --------------      --------------     ---------------
PARTNERS' EQUITY  DIFFERENCES:
Partners' equity at December 31, 1995,
 for financial reporting purposes                   $   2,442,101       $   1,007,486           3,449,587
Additional income (loss) for federal
 income tax purposes:

   1995                                                   157,172             120,204             277,376
   1994                                                   197,999             107,966             305,965
   1993                                                   277,730             214,742             492,472
   1992                                                   240,459             100,370             340,829
   1991                                                   318,408             152,615             471,023
   1990                                                   550,882             160,269             711,151
   1989                                                   552,963             120,851             673,814
   1988                                                   795,772             (36,000)            759,772
   1987                                                   517,630              (3,242)            514,388
   1986                                                   332,931            (253,798)             79,133
   1985                                                   921,282            (682,039)            239,243
   1984                                                 1,276,759            (479,063)            797,696
   1983                                                 1,145,881              76,871           1,222,752
   1982                                                  (503,533)           (134,627)           (638,160)
   1981                                                (8,051,462)           (125,697)         (8,177,159)
Investment tax credit basis reduction not
 recognized for financial reporting purposes                                  (39,178)            (39,178)
                                                    --------------     ---------------     ---------------

Partners' equity December 31, 1995,
 for federal income tax purposes                    $   1,172,974      $      307,730      $    1,480,704
                                                    ==============     ===============     ===============

- --------------------------------------------------------------------------------

TEXTLAND DRILLING PROGRAM-1981, LTD. (A LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 1995

- --------------------------------------------------------------------------------

8. ESTIMATED FUTURE NET REVENUES FROM PROVED RESERVES

At December 31, 1995, the estimated future net reserves from partnership proved reserves as determined by Texland Petroleum, Inc., using product prices and operating conditions existing as of that date were as follows:

                                                              Future Net
                                                                Revenue
                                                 Future Net   Discounted
                                                   Revenue      at 10%
                                                 -----------  -----------
  Limited Partners                               $2,197,648   $1,347,473
  General Partners                                2,111,466    1,294,631
                                                 -----------  -----------

                                                 $4,309,114   $2,642,104
                                                 ===========  ===========

Because of uncertainties inherent in the reserve estimation process, management's estimate of future net revenues and the timing of such revenues may change in the near term as the result new engineering or economic conditions. However, the amount of the change that is reasonably possible cannot be estimated.


- --------------------------------------------------------------------------------

TEXLAND DRILLING PROGRAM-1981, LTD. (A LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENT
FOR THE YEAR ENDED DECEMBER 31, 1995

- --------------------------------------------------------------------------------

                      SCHEDULE V - PROPERTY AND EQUIPMENT




             SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND
                    AMORTIZATION OF PROPERTY AND EQUIPMENT




Neither total additions nor total retirements during the years ended December 31, 1995, 1994, or 1993 amounted to more than 10 percent of the ending asset balance for these years. Accordingly, no detailed information is provided for schedules V and VI.

Total property and equipment additions and retirements for each of the three years ended December 31, 1995, are as follows:

                                 Additions
                                  At Cost     Retirements
                               -----------    -----------
               1993            $  195,125     $ 417,442
               1994                61,955         2,473
               1995               142,375           137


- --------------------------------------------------------------------------------