Form 10-Q
period 1996-03-31
TEXLAND DRILLING PROGRAM 1981
filed 1996-07-16
CIK 352507

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended
    March 31, 1996                              Commission File Number 2-71865
    --------------                              ------------------------------

                         TEXLAND DRILLING PROGRAM-1981
                         -----------------------------
                              (Name of Registrant)


        TEXAS                                            75-1791491
- -----------------------                   ------------------------------------
(State of Organization)                   (I.R.S. Employer Identification No.)

500 Throckmorton Street, Suite 3100
Fort Worth, Texas                                                       76102
- -----------------------------------                                   --------
  (Address of Executive Offices)                                      Zip Code

                Registrant's Telephone Number   (817) 336-2751
                                                --------------

          Securities registered pursuant to Section 12(b) of the Act:

Units of Limited Partnership Interest                                  None
- -------------------------------------                            -------------
           (Title of Class)                                     (Voting Units)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       YES  X      NO
                                             ---        ---


                   This report contains a total of 10 pages.

                         TEXLAND DRILLING PROGRAM-1981

                         INDEX TO FINANCIAL STATEMENTS

                                                Reference Page
                                                --------------

Balance Sheets at March 31, 1996 and                  3
    December 31, 1995

Statements of Operations for the Three Months         4
    Ended March 31, 1996 and 1995


Statement of Partners' Equity at March 31, 1996       5

Statements of Cash Flows for Three Months Ended       6
    March 31, 1996 and 1995

Notes to Financial Statements                         7-8

                        TEXLAND DRILLING PROGRAM - 1981
                            (A LIMITED PARTNERSHIP)

                                BALANCE SHEETS
                     MARCH 31, 1996 AND DECEMBER 31, 1995
                                  (UNAUDITED)

                                    ASSETS


                                                    03/31/96     12/31/95
CURRENT ASSETS                                     ----------   -----------
  CASH                                               $97,336       $70,913
  ACCOUNTS RECEIVABLE
    TRADE                                            115,063       165,044
    GENERAL PARTNER (NOTE 4)
                                                  -----------   -----------
      TOTAL CURRENT ASSETS                           212,399       235,957

PROPERTY AND EQUIPMENT, AT COST
  (SUCCESSFUL EFFORTS METHOD)
    INTANGIBLE DEVELOPMENT COSTS                   7,618,557     7,598,675
    LEASE AND WELL EQUIPMENT                       4,398,695     4,384,516
    PRODUCING LEASEHOLDS                             372,085       372,066
                                                  -----------   -----------
                                                  12,389,337    12,355,257
    LESS ACCUMULATED DEPRECIATION AND DEPLETION    9,166,608     9,077,541
                                                  -----------   -----------
                                                   3,222,729     3,277,716
    WELLS-IN-PROGRESS
    NONPRODUCING LEASEHOLDS
                                                  -----------   -----------
      NET PROPERTY AND EQUIPMENT                   3,222,729     3,277,716

ORGANIZATIONAL COSTS (NET OF $1,141,028
  AMORTIZATION IN 1991 AND 1,069,798 IN 1990)
                                                  -----------   -----------
                                                  $3,435,128    $3,513,673
                                                  ===========   ===========

                       LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
  ACCOUNTS PAYABLE - TRADE                           $61,589       $64,086
                                                  -----------   -----------
    TOTAL CURRENT LIABILITIES                         61,589        64,086

PARTNERS' EQUITY
  LIMITED PARTNERS - 2,425 UNITS OUTSTANDING       2,413,362     2,442,101
  GENERAL PARTNER                                    960,177     1,007,486
                                                  -----------   -----------
    TOTAL PARTNERS' EQUITY                         3,373,539     3,449,587
                                                  -----------   -----------
  TOTAL LIABILITIES AND PARTNERS' EQUITY          $3,435,128    $3,513,673
                                                  ===========   ===========




                            SEE ACCOMPANYING NOTES

                        TEXLAND DRILLING PROGRAM - 1981
                            (A LIMITED PARTNERSHIP)

                           STATEMENTS OF OPERATIONS
                            MARCH 31, 1996 AND 1995
                                  (UNAUDITED)

                                      THREE MONTHS ENDED
                                             MARCH
                                        1996      1995
                                      --------  --------
REVENUES
  OIL AND GAS SALES                   $326,100  $273,411
  INTEREST INCOME                          592       422
  GAIN ON SALE
                                      --------  --------
                                       326,692   273,833

EXPENSES
  FEES TO MANAGING GENERAL PARTNER      16,050    16,050
  PRODUCTION EXPENSES                  112,095   108,257
  SEVERANCE TAX WITHHOLDING             15,001    12,577
  DEPRECIATION, DEPLETION AND AMORT.    89,066    88,830
  OTHER EXPENSES                        10,800       468
                                      --------  --------
                                       243,012   226,182
                                      --------  --------
NET INCOME (LOSS)                      $83,680   $47,651
                                      ========  ========


NET INCOME (LOSS) ALLOCATION
  LIMITED PARTNERS                      31,886    17,883
  GENERAL PARTNER                       51,794    29,768
                                      --------  --------
                                       $83,680   $47,651
                                      ========  ========
NET INCOME (LOSS) PER $5000 LIMITED
  PARTNER UNIT (2,425 UNITS O/S)           $13        $7
                                      ========  ========




                            SEE ACCOMPANYING NOTES

                        TEXLAND DRILLING PROGRAM - 1981
                            (A LIMITED PARTNERSHIP)

                         STATEMENT OF PARTNERS' EQUITY
                       THREE MONTHS ENDED MARCH 31, 1996
                                  (UNAUDITED)

                                              LIMITED        GENERAL
                                TOTAL         PARTNER        PARTNER
                             -------------  -------------  -------------
BALANCE DECEMBER 31, 1995      $3,449,587     $2,442,101     $1,007,486

PARTNERS' CONTRIBUTIONS            14,197                        14,197

PARTNERS' DISTRIBUTIONS          (173,925)       (60,625)      (113,300)

NET INCOME/(LOSS)                  83,680         31,886         51,794
                             -------------  -------------  -------------
BALANCE MARCH 31, 1996         $3,373,539     $2,413,362       $960,177
                             =============  =============  =============





                            SEE ACCOMPANYING NOTES

                        TEXLAND DRILLING PROGRAM - 1981
                            (A LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)

                                                       1996         1995
                                                     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME/(LOSS)                                   $83,680      $47,651
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
      DEPRECIATION, DEPLETION, AND AMORTIZATION        89,067       88,830
      ABANDONED LEASEHOLDS
      LOSS ON SALE OF ASSETS
      CHANGE IN ACCOUNTS RECEIVABLE                    49,981       14,959
      CHANGE IN ACCOUNTS PAYABLE                       (2,497)      (7,431)
                                                     --------     --------
       TOTAL ADJUSTMENTS                              136,551       96,358
                                                     --------     --------
       NET CASH PROVIDED BY OPERATING ACTIVITIES      220,231      144,009

CASH FLOWS FROM INVESTING ACTIVITIES:
  ACQUISITION OF PROPERTY AND EQUIPMENT               (34,080)     (19,375)
  PROCEEDS FROM SALE OF PROPERTY AND EQUIPMENT
                                                     --------     --------
       NET CASH USED BY INVESTING ACTIVITIES          (34,080)     (19,375)

CASH FLOWS FROM FINANCING ACTIVITIES:
  PARTNERS' CONTRIBUTIONS                              14,197       13,511
  PARTNERS' DISTRIBUTIONS                            (173,925)    (115,300)
                                                     --------     --------
       NET CASH USED BY FINANCING ACTIVITIES         (159,728)    (101,789)

NET INCREASE IN CASH                                   26,423       22,845
CASH AT BEGINING OF QUARTER                            70,913       44,753
                                                     --------     --------
CASH AT END OF QUARTER                                $97,336      $67,598
                                                     ========     ========





                            SEE ACCOMPANYING NOTES

                         TEXLAND DRILLING PROGRAM-1981
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                                March 31, 1996
                                  (Unaudited)


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

DEPLETION - Leasehold costs of producing properties are amortized on the unit of production method based on proved oil and gas reserves. Intangible development costs of producing properties are amortized on the unit of production method based on estimated proved developed oil and gas reserves.

DEPRECIATION - Depreciation of equipment is provided by using the unit of production method based on estimated proved developed oil and gas reserves.

ORGANIZATION COSTS - These costs are amortized by the straightline method over ten years, the life of the Partnership.

FEDERAL INCOME TAX - The Partnership files its federal income tax return on the accrual basis.

                         TEXLAND DRILLING PROGRAM-1981
                            (A Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS (Continued)
                                March 31, 1996
                                  (Unaudited)


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

3.  FEES TO MANAGING GENERAL PARTNER (TEXLAND PETROLEUM, INC.)

In consideration of its management services rendered, the Managing General Partner is entitled to charge management fees to the Partnership. In addition, for the three months ended March 31, 1996 and March 31, 1995, the Partnership was charged $35,745 and $45,055 respectively for technical services, accounting services, and supervisory services performed by the employees of the Managing General Partner and such charges are included in intangible development costs, production expenses and fees to Managing General Partner. These charges are allocated between the General and Limited Partners based upon applicable revenue and expense sharing rates.

                         TEXLAND DRILLING PROGRAM-1981
                            (A Limited Partnership)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                March 31, 1996


The Partnership's average price per barrel of oil for the first quarter of 1996 was $15.65 as compared to $14.42 for the first quarter of 1995. The increased revenue results primarily from this increase in average oil prices. In addition, increased production due to in-fill drilling in 1995 on certain Partnership properties continues to boost production levels.

Production expenses remained relatively flat for the first quarter of 1996 as compared to the 1995 in spite of increased sales. This was due to a decrease in remedial workover activity as compared to the prior year first quarter.

The Partnership was formed with cash contributions from the Limited and General Partners. Management does not intend to incur any substantial indebtedness and any developmental drilling which is necessary will be processed by farmout to other parties or by reinvestment of internally generated funds. Management, therefore, anticipates no liquidity problems during the life of the Partnership.

PART II


Items 1 through 6
- -----------------

Omitted - Not applicable to Registrant.


                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TEXLAND DRILLING PROGRAM-1981



                              By
                                 -----------------------------------
                                 M. E. Chapman, Vice President
                                 of Texland Petroleum, Inc.,
                                 General Partner - Texland
                                 Properties-1981



Date:  July 10, 1996