Form 10-Q
period 1996-06-30
TEXLAND DRILLING PROGRAM 1981
filed 1996-09-05
CIK 352507

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended
June 30, 1996                                     Commission File Number 2-71865
- ---------------------                             ------------------------------

                         TEXLAND DRILLING PROGRAM-1981
                         -----------------------------
                             (Name of Registrant)


         TEXAS                                           75-1791491          .
- -----------------------                     ------------------------------------
(State of Organization)                     (I.R.S. Employer Identification No.)

500 Throckmorton Street, Suite 3100
         Fort Worth, Texas                                                76102.
- -----------------------------------                                     --------
  (Address of Executive Offices)                                        Zip Code

                Registrant's Telephone Number   (817) 336-2751
                                                --------------

          Securities registered pursuant to Section 12(b) of the Act:

Units of Limited Partnership Interest                                   None   .
- -------------------------------------                             --------------
           (Title of Class)                                       (Voting Units)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       YES  X     NO
                                            -----     -----

                   This report contains a total of 10 pages.

                         TEXLAND DRILLING PROGRAM-1981

                         INDEX TO FINANCIAL STATEMENTS


                                                            Reference Page
                                                            --------------

Balance Sheets at June 30, 1996 and                                 3
    December 31, 1995

Statements of Operations for the Three Months                       4
    Ended June 30, 1996 and 1995 and the Six
    Months Ended June 30, 1996 and 1995.

Statement of Partners' Equity at June 30, 1996                      5

Statements of Cash Flows for Six Months Ended                       6
    June 30, 1996 and 1995

Notes to Financial Statements                                       7-8

                        TEXLAND DRILLING PROGRAM - 1981
                            (A LIMITED PARTNERSHIP)

                                BALANCE SHEETS
                      JUNE 30, 1996 AND DECEMBER 31, 1995
                                  (UNAUDITED)

                                    ASSETS

                                                    06/30/96      12/31/95
                                                  -----------    -----------
CURRENT ASSETS
  CASH                                            $   127,494    $    70,913
  ACCOUNTS RECEIVABLE
    TRADE                                             111,697        165,044
    GENERAL PARTNER (NOTE 4)                                0              0
                                                  -----------    -----------
      TOTAL CURRENT ASSETS                            239,191        235,957

PROPERTY AND EQUIPMENT, AT COST
  (SUCCESSFUL EFFORTS METHOD)
    INTANGIBLE DEVELOPMENT COSTS                    7,644,647      7,598,675
    LEASE AND WELL EQUIPMENT                        4,416,285      4,384,516
    PRODUCING LEASEHOLDS                              372,085        372,066
                                                  -----------    -----------
                                                   12,433,017     12,355,257
    LESS ACCUMULATED DEPRECIATION AND DEPLETION     9,255,674      9,077,541
                                                  -----------    -----------
                                                    3,177,343      3,277,716
    WELLS-IN-PROGRESS                                                      0
    NONPRODUCING LEASEHOLDS                                 0              0
                                                  -----------    -----------
      NET PROPERTY AND EQUIPMENT                    3,177,343      3,277,716

ORGANIZATIONAL COSTS (NET OF $1,141,028
  AMORTIZATION IN 1991 AND 1,069,798 IN 1990)               0              0
                                                  -----------    -----------
                                                  $ 3,416,534    $ 3,513,673
                                                  ===========    ===========

                            LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
  ACCOUNTS PAYABLE - TRADE                        $    50,506    $    64,086
                                                  -----------    -----------
    TOTAL CURRENT LIABILITIES                          50,506         64,086

PARTNERS' EQUITY
  LIMITED PARTNERS - 2,425 UNITS OUTSTANDING        2,388,032      2,442,101
  GENERAL PARTNER                                     977,996      1,007,486
                                                  -----------    -----------
    TOTAL PARTNERS'EQUITY                           3,366,028      3,449,587
                                                  -----------    -----------
  TOTAL LIABILITIES AND PARTNERS'EQUITY           $ 3,416,534    $ 3,513,673
                                                  ===========    ===========

                            SEE ACCOMPANYING NOTES

                        TEXLAND DRILLING PROGRAM - 1981
                            (A LIMITED PARTNERSHIP)

                           STATEMENTS OF OPERATIONS
                            JUNE 30, 1996 AND 1995
                                  (UNAUDITED)

                                     THREE MONTHS ENDED   SIX MONTHS ENDED
                                             JUNE               JUNE
                                        1996      1995      1996      1995
                                     --------- --------- --------- ---------
REVENUES
  OIL AND GAS SALES                   $400,982  $298,097  $727,081  $571,509
  INTEREST INCOME                          725       589     1,317     1,011
  GAIN ON SALE                               0         0         0
                                      --------  --------  --------  --------
                                       401,707   298,686   728,398   572,520

EXPENSES
  FEES TO MANAGING GENERAL PARTNER      16,050    16,050    32,100    32,100
  PRODUCTION EXPENSES                  106,322   106,528   218,416   214,785
  SEVERANCE TAX WITHHOLDING             18,445    13,699    33,446    26,276
  DEPRECIATION, DEPLETION AND AMORT.    89,066    88,830   178,133   177,659
  OTHER EXPENSES                        10,525       422    21,325       891
                                      --------  --------  --------  --------
                                       240,408   225,529   483,420   451,711
                                      --------  --------  --------  --------
NET INCOME (LOSS)                     $161,299   $73,157  $244,978  $120,809
                                      ========  ========  ========  ========


NET INCOME (LOSS) ALLOCATION
  LIMITED PARTNERS                      71,671    30,997   103,556    48,881
  GENERAL PARTNER                       89,628    42,160   141,422    71,928
                                      --------  --------  --------  --------
                                      $161,299   $73,157  $244,978  $120,809
                                      ========  ========  ========  ========
NET INCOME (LOSS) PER $5000 LIMITED
  PARTNER UNIT (2,425 UNITS O/S)           $30       $13       $43       $20
                                      ========  ========  ========  ========


                            SEE ACCOMPANYING NOTES

                        TEXLAND DRILLING PROGRAM - 1981
                            (A LIMITED PARTNERSHIP)

                         STATEMENT OF PARTNERS'EQUITY
                       THREE MONTHS ENDED JUNE 30, 1996
                                  (UNAUDITED)

                                              LIMITED        GENERAL
                                TOTAL         PARTNER        PARTNER
                               ----------     ----------     ----------
BALANCE DECEMBER 31, 1995      $3,449,587     $2,442,101     $1,007,486

PARTNERS' CONTRIBUTIONS            31,788                        31,788

PARTNERS' DISTRIBUTIONS          (360,325)      (157,625)      (202,700)

NET INCOME/(LOSS)                 244,978        103,556        141,422
                               ----------     ----------     ----------
BALANCE JUNE 30, 1996          $3,366,028     $2,388,032     $  977,996
                               ==========     ==========     ==========

                            SEE ACCOMPANYING NOTES

                        TEXLAND DRILLING PROGRAM - 1981
                            (A LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)

                                                      1996         1995
                                                    ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME/(LOSS)                                 $ 244,978   $ 120,809
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
      DEPRECIATION, DEPLETION, AND AMORTIZATION       178,133     177,660
      ABANDONED LEASEHOLDS
      LOSS ON SALE OF ASSETS
      CHANGE IN ACCOUNTS RECEIVABLE                    53,347      12,529
      CHANGE IN ACCOUNTS PAYABLE                      (13,580)     (3,350)
                                                    ---------   ---------
       TOTAL ADJUSTMENTS                              217,900     186,839
                                                    ---------   ---------
       NET CASH PROVIDED BY OPERATING ACTIVITIES      462,878     307,648

CASH FLOWS FROM INVESTING ACTIVITIES:
  ACQUISITION OF PROPERTY AND EQUIPMENT               (77,760)    (54,367)
  PROCEEDS FROM SALE OF PROPERTY AND EQUIPMENT              0           0
                                                    ---------   ---------
       NET CASH USED BY INVESTING ACTIVITIES          (77,760)    (54,367)

CASH FLOWS FROM FINANCING ACTIVITIES:
  PARTNERS' CONTRIBUTIONS                              31,788      32,699
  PARTNERS' DISTRIBUTIONS                            (360,325)   (256,225)
                                                    ---------   ---------
       NET CASH USED BY FINANCING ACTIVITIES         (328,537)   (223,526)

NET INCREASE IN CASH                                   56,581      29,755
CASH AT BEGINING OF QUARTER                            70,913      44,753
                                                    ---------   ---------
CASH AT END OF QUARTER                              $ 127,494   $  74,508
                                                    =========   =========

                            SEE ACCOMPANYING NOTES

                         TEXLAND DRILLING PROGRAM-1981
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1996
                                  (Unaudited)


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

                         TEXLAND DRILLING PROGRAM-1981
                            (A Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS (Continued)
                                 June 30, 1996
                                  (Unaudited)

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

3.  FEES TO MANAGING GENERAL PARTNER (TEXLAND PETROLEUM, INC.)

In consideration of its management services rendered, the Managing General Partner is entitled to charge management fees to the Partnership. In addition, for the six months ended June 30, 1996 and June 30, 1995, the Partnership was charged $35,745 and $45,055 respectively for technical services, accounting services, and supervisory services performed by the employees of the Managing General Partner and such charges are included in intangible development costs, production expenses and fees to Managing General Partner. These charges are allocated between the General and Limited Partners based upon applicable revenue and expense sharing rates.

                         TEXLAND DRILLING PROGRAM-1981
                            (A Limited Partnership)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                 June 30, 1996


The Partnership's average price per barrel of oil for the second quarter of 1996 was $17.65 as compared to $15.22 for the second quarter of 1995. The increased revenue results primarily from this increase in average oil prices and increased production due to in-fill drilling in 1995 on certain Partnership properties.

Expenses were comparable for the 1996 and 1995 three and six month periods. Although sales amounts increased, volume sales were not sufficiantly impacted to materially affect operating expense levels.

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


                                      TEXLAND DRILLING PROGRAM-1981



                                      By _____________________________
                                         M. E. Chapman, Vice President
                                         of Texland Petroleum, Inc.,
                                         General Partner - Texland
                                         Properties-1981

Date:  August 22, 1996