Form 10-K
period 1996-12-31
TEXLAND DRILLING PROGRAM 1981
filed 1997-07-15
CIK 352507

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   Form 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the year ended
December 31, 1996                         Commission File Number 2-71865
-----------------                         ------------------------------


                         TEXLAND DRILLING PROGRAM-1981
                         -----------------------------
                             (Name of Registrant)


              TEXAS                                   75-1791491
      ---------------------              -----------------------------------
      State of Organization              I. R. S. Employer Identification No.


  500 Throckmorton Street, Suite 3100
         Fort Worth, Texas                                 76102
 -------------------------------------                    --------
      (Address of Executive Offices)                      Zip Code


                 Registrant's Telephone Number  (817) 336-2751
                                                --------------

          Securities registered pursuant to Section 12(b) of the Act:

Units of Limited Partnership Interest                        None     .
-------------------------------------                     -------------
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


                   This report contains a total of 20 pages.

                                  PART I

Item 1.  Business
-----------------

Texland Drilling Program-1981 (a Limited Partnership) was formed on July 20, 1981 with $12,125,000 in aggregate Limited Partnership subscriptions for the purpose of engaging in the exploration for oil and gas. Such exploration has taken place principally in the geological area known as the Texas Permian Basin. The Partnership's drilling and exploration phase is complete. Development of the Partnership's properties is also substantially complete; however, development drilling will be undertaken on the Partnership's secondary recovery properties to the extent necessary to insure the maximum commercial recovery of reserves.

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

The price of oil and gas is affected by world wide supply and demand beyond the Partnership's control. The average posted price during the past five years for West Texas Sour (at an assumed gravity of 40 degrees), the primary type of Partnership oil, is as follows:

                                 1992  $17.87
                                 1993  $15.60
                                 1994  $14.28
                                 1995  $15.42
                                 1996  $19.10

From January 1, 1997 to April 30, 1997 oil prices of such oil ranged from a low of $14.75 to a high of $22.50.

Item 2 - Properties
-------------------

The Partnership currently has an interest in 284 active gross oil and gas wells, representing 19.23 net wells. Two of the gross wells and .6393 of the net wells are gas wells and the remainder are oil wells.

The Partnership currently has 278 oil wells included in 10 different enhanced recovery projects operated by Texland Petroleum, Inc. Such enhanced recovery projects are designed to repressure the oil bearing reservoirs and increase the producing rates, property life and overall ultimate recovery of oil.

Item 3 - Legal Proceedings
--------------------------

None

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None

                                    PART II

Item 5 - Market for Registrant's Common Equity and Related
----------------------------------------------------------
Stockholder Matters
-------------------

Omitted.  Not applicable.

Item 6 - Selected Financial Data
--------------------------------

The following tables present selected financial data for each of the past five years ended December 31, 1996. The data has been derived from the audited financial statements:


                         TEXLAND DRILLING PROGRAM-1981
                        SELECTED FINANCIAL INFORMATION
                        FOR THE YEAR ENDED DECEMBER 31
                        ------------------------------

STATEMENT OF OPERATIONS DATA:
-----------------------------

                                  1996        1995        1994         1993         1992
                                  ----        ----        ----         ----         ----
  Revenues                  $1,694,003  $1,213,648  $1,061,713   $1,292,410   $1,339,010

  Net Income/(Loss):
    Limited Partners           314,195      86,433     (40,855)     (51,272)      80,140
    General Partners           402,096     141,732      29,776       45,305      151,524
                            ----------  ----------  ----------   -----------  ----------

  Net Income/(Loss)         $  716,291  $  228,165  $  (11,079)  $   (5,967)  $  231,664
                            ==========  ==========  ==========   ===========  ==========

  Net Income/(Loss) per
  $5,000 Limited Partner
  Units (2,425 Units
  Outstanding)              $      130  $       36  $      (17)  $      (21)  $       33
                            ==========  ==========  ==========   ==========   ==========

BALANCE SHEET DATA:
------------------

  Total Assets              $3,402,265  $3,513,673  $3,673,969   $3,969,544   $4,487,163

  Total Liabilities         $   46,594  $   64,086  $   51,736   $   46,240   $   44,008

  Partners' Equity          $3,355,671  $3,449,587  $3,621,960   $3,923,304   $4,443,155

PARTNERSHIP CASH DISTRIBUTIONS
------------------------------
  Limited Partner (per $5,000
     unit)                  $      155  $       95  $       57   $      115   $      140
  General Partner           $  506,700  $  247,450  $  188,500   $  335,000   $  369,650


Item 7 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
--------------

Oil and gas sales increased by approximately 40% in 1996 as compared to 1995. The average price of Partnership oil increased by approximately 24% in 1996. Also, average gas prices increased on the two gas wells in which the Partnership has an interest. In addition, several additional in-fill development wells were drilled on a property in which the Partnership owns a 10% working interest. Modest but normal declines in production were also experienced on most other Partnership properties in 1996. Oil and gas sales increased by 14% in 1995 over that experienced in 1994 due primarily to an increase in the average price of oil and normal expected declines in production rates from Partnership properties.

Depreciation, depletion and amortization are calculated on the units-of-production method. Therefore, changes in these amounts are affected by upward or downward revisions in future oil and gas reserve estimates. In addition, such revisions are also caused by changes in current prices of oil and gas, which correspondingly affect the number of future years that oil and gas properties will remain economically viable.

Production expenses decreased by 14% in 1995. Partnership workover costs decreased by approximately $68,000 in 1995, primarily due to a decrease in the number of wells on which remedial work was performed. Production expenses were relatively stable in 1996 as compared to 1995.

Changes in oil prices substantially impact the net income and cash flow of the Partnership. All oil produced by the Partnership is sold under short term contracts which that are immediately affected by changes in oil prices. Since 1981, world oil supply and demand conditions have caused prices to rise and decline in an essentially unpredictable manner. No changes in these circumstances are foreseen in the immediate future.

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

Item 8 - Financial Statements and Supplementary Data:
-----------------------------------------------------

See Index to Financial Statements on Page 9 of this report.

Item 9 - Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosures.
----------------------

None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

The Partnership has no officers, employees or directors. The background of the General Partners is as follows:

R. J. Schumacher - Age 68, President and Director of Texland Petroleum, Inc.
----------------
since May, 1967, has been an independent oil operator involved in drilling and producing operations and the financing of oil and gas prospects, principally in West Texas, Oklahoma and Arkansas. He has served as an executive officer with Texland since its incorporation. For more than ten years prior to becoming an independent oil operator, Mr. Schumacher was the chief financial officer, contract drilling manager and land supervisor for an independent oil and gas drilling contractor and operator. Mr. Schumacher is a Certified Public Accountant. He received a Bachelor of Science in Commerce degree from Texas Christian University in 1950 and a Master in Professional Accounting degree from the University of Texas in 1951.

W. E. Rector - Age 62 Chairman of the Board and Director of Texland Petroleum,
------------
Inc., has been an independent petroleum geologist and oil operator since May, 1969. He has served as an executive officer with Texland since its incorporation. He has had experience as a consulting petroleum geologist and as an independent oil operator, has been involved in the origination and development of oil and gas prospects and in raising funds for their financing in the Mid- to 1970 he was employed by Pan American Petroleum Corp. in the Fort Continent area since 1969. For more than ten years prior to becoming an independent oil operator, Mr. Rector was associated with Pan American Petroleum as an exploration petroleum geologist. Mr. Rector received a Bachelor of Science degree in Geology from Ohio State University in 1957 and a Master of Science degree in Geology from the University of Michigan in 1958. He is a member of the American Association of Petroleum Geologists and is a Certified Petroleum Geologist.

J. N. Namy - Age 58 Vice-President and Director of Texland Petroleum, Inc., was
----------
employed by Texland as a geologist in June 1978.  From 1967 Worth Division.
From 1970 to 1978 he taught at Baylor University achieving the rank of Associate Professor. During this time, he served as a consultant for several independent petroleum companies working on exploration and development projects in the Eastern Shelf and the Permian Basin of West Texas and New Mexico, as well as the southern Rockies of New Mexico and Colorado. He received his Bachelor and Master degrees from Western Reserve University in Cleveland, Ohio and his Ph. D. degree from the University of Texas at Austin in 1969. Mr. Namy is a member of the American Association of Petroleum Geologists, Geological Society of America and the Society of Economic Paleontologists and Mineralogists.

J. H. Wilkes - Age 41, Senior Vice President of Production and Director of
------------
Texland Petroleum, Inc. , was employed by Texland as a reservoir engineer in August 1984. From 1978 to 1984, he was employed by Sun Exploration and Production Company in Midland and Abilene, Texas. The first three years he served as a production engineer and for the remaining three years he served as a reservoir engineer. He received a Bachelor of Science degree in Petroleum Engineering from Texas A&M University in 1978. He is a member of the Society of Petroleum Engineers, A.I.M.E. and is a registered professional engineer in Texas.


Item 11.  Executive Compensation
--------------------------------

See Note 5 of Notes to Financial Statements on page 17 of this report for information with respect to payments to the Managing General Partner.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

Omitted.  Not applicable to Registrant.

Texland Petroleum, Inc. and Texland Properties-1981 are General Partners of the Partnership. Texland Petroleum, Inc. is the managing General Partner. Texland Properties-1981 is a general partnership formed between W. E. Rector, R. J. Schumacher and Texland Petroleum, Inc.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

See Notes 4 and 5 of Notes to Financial Statement on page 17 of this report for information with respect to certain relationships and related transactions.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

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


TEXLAND DRILLING PROGRAM-1981
-----------------------------
         Registrant


By                                .
  ---------------------------------
  M.E.Chapman, Vice President
  Texland Petroleum, Inc.,
  Managing General Partner                Date  May 21, 1997



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


By                                 .
  ----------------------------------
  W.E.Rector, Chairman of the
  Board, Texland Petroleum, Inc.
  Managing General Partner.


By                                  .
  -----------------------------------
  R.J.Schumacher, President,
  Director, Texland Petroleum, Inc.
  Managing General Partner


By                                  .
  -----------------------------------
  J.N.Namy, Executive Vice President,
  Director, Texland Petroleum, Inc.
  Managing General Partner


By                                  .
  -----------------------------------
  J.H.Wilkes, Senior Vice President
  Director, Texland Petroleum, Inc.
  Managing General Partner

--------------------------------------------------------------------------------



                      TEXLAND DRILLING PROGRAM-1981, LTD.

                             FINANCIAL STATEMENTS
                          DECEMBER 31, 1996 AND 1995



--------------------------------------------------------------------------------

TEXLAND DRILLING PROGRAM-1981, LTD.
INDEX TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                        PAGE NO.

REPORT OF INDEPENDENT AUDITORS                                             10

FINANCIAL STATEMENTS

Balance Sheets                                                             11

Statement of Operations                                                    12

Statement of Partners' Equity                                              13

Statement of Cash Flows                                                    14

Notes to Financial Statements                                              15


--------------------------------------------------------------------------------

              [LETTERHEAD OF SPROLES WOODARD L.L.P. APEARS HERE]

                        REPORT OF INDEPENDENT AUDITORS


The Partners
Texland Drilling Program-1981, Ltd.

We have audited the balance sheets of Texland Drilling Program-1981, Ltd. as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements listed in the accompanying index to the financial statements present fairly, in all material respects, the financial position of Texland Drilling Program-1981, Ltd. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

/s/ SPROLES WOODARD L.L.P.

Fort Worth, Texas
March 27, 1997

TEXLAND DRILLING PROGRAM-1981, LTD.(A LIMITED PARTNERSHIP)
BALANCE SHEET
DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------

                                                     1996               1995
                                                --------------   --------------
ASSETS
CURRENT ASSETS
Cash                                            $       92,858   $       70,913
Accounts receivable - trade (Note 6)                   179,111          165,044
                                                --------------   --------------
                                                       271,969          235,957
                                                --------------   --------------
PROPERTY AND EQUIPMENT, AT COST (SUCCESSFUL
   EFFORTS METHOD) (NOTES 2, 3, 4, 5 AND 8)
Intangible development costs                         7,716,700        7,598,675
Lease and well equipment                             4,456,082        4,384,516
Producing leaseholds                                   372,869          372,066
                                                --------------   --------------
                                                    12,545,651       12,355,257
Accumulated depreciation, depletion and
   amortization                                     (9,415,355)      (9,077,541)
                                                --------------   --------------
                                                     3,130,296        3,277,716
                                                --------------   --------------

                                                $    3,402,265   $    3,513,673
                                                ==============   ==============

LIABILITIES AND PARTNERS' EQUITY
CURRENT LIABILITIES
Accounts payable:
   Managing general partner (Note 5)            $       46,594   $       64,086
                                                --------------   --------------

PARTNERS' EQUITY (NOTES 4 AND 7)
Limited partners - 2,425 units outstanding           2,380,421        2,442,101
General partners                                       975,250        1,007,486
                                                --------------   --------------
                                                     3,355,671        3,449,587
                                                --------------   --------------

                                                $    3,402,265   $    3,513,673
                                                ==============   ==============

--------------------------------------------------------------------------------

See accompanying notes to financial statements.

TEXLAND DRILLING PROGRAM-1981, LTD.(A LIMITED PARTNERSHIP)
STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

-------------------------------------------------------------------------------------
                                               1996         1995           1994
                                           -----------  ------------   -------------
REVENUE
Oil and gas sales (Note 6)                 $ 1,691,058  $  1,211,335   $   1,060,885
Interest income                                  2,945         2,313             828
                                           -----------  ------------   -------------
                                             1,694,003     1,213,648       1,061,713
                                           -----------  ------------   -------------
EXPENSE (NOTE 5)
Fees to managing general partner                64,200        64,200          84,000
Production expense                             477,877       463,200         539,261
Severance tax                                   82,123        58,816          50,021
Depreciation, depletion and
   amortization                                337,814       386,599         382,759
Other                                           15,698        12,668          16,751
                                           -----------  ------------   -------------
                                               977,712       985,483       1,072,792
                                           -----------  ------------   -------------

Net Income (Loss)                          $   716,291  $    228,165   $     (11,079)
                                           ===========  ============   =============

NET INCOME (LOSS) ALLOCATION (NOTE 7)
Limited partners                           $   314,195   $    86,433   $     (40,855)
General partners                               402,096       141,732          29,776
                                           -----------  ------------   -------------

                                           $   716,291   $   228,165   $     (11,079)
                                           ===========  ============   =============

NET INCOME (LOSS) PER $5,000 LIMITED
   PARTNER UNIT (2,425 UNITS OUTSTANDING)
   (NOTE 9)                                $     129.56  $      35.64  $      (16.85)
                                           ============  ============  =============
--------------------------------------------------------------------------------------

See accompanying notes to financial statements.

TEXLAND DRILLING PROGRAM-1981, LTD. (A LIMITED PARTNERSHIP)
STATEMENT OF PARTNERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

--------------------------------------------------------------------------------
                                           Limited      General
                                          Partners      Partners       Total
                                        ------------  ------------  ------------
BALANCE AT DECEMBER 31, 1993            $ 2,765,123   $ 1,158,181   $ 3,923,304
Partners' distributions                    (138,225)     (188,500)     (326,725)
Partners' contributions (Note 4)                           36,460        36,460
Net income (loss)                           (40,855)       29,776       (11,079)
                                        -----------   -----------   -----------

BALANCE AT DECEMBER 31, 1994              2,586,043     1,035,917     3,621,960
Partners' distributions                    (230,375)     (247,450)     (477,825)
Partners' contributions (Note 4)                           77,287        77,287
Net income                                   86,433       141,732       228,165
                                        -----------   -----------   -----------

BALANCE AT DECEMBER 31, 1995              2,442,101     1,007,486     3,449,587
Partners' distributions                    (375,875)     (506,700)     (882,575)
Partners' contributions (Note 4)                           72,368        72,368
Net income                                  314,195       402,096       716,291
                                        -----------   -----------   -----------

BALANCE AT DECEMBER 31, 1996            $ 2,380,421   $   975,250   $ 3,355,671
                                        ===========   ===========   ===========

--------------------------------------------------------------------------------

See accompanying notes to financial statements.

TEXLAND DRILLING PROGRAM-1981, LTD. (A LIMITED PARTNERSHIP)
STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

--------------------------------------------------------------------------------------------------------------
                                                                  1996         1995          1994
                                                              ------------  ----------  -------------
OPERATING ACTIVITIES
Net income (loss)                                             $   716,291   $ 228,165   $    (11,079)
                                                              -----------   ---------   ------------
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation, depletion and amortization                     337,814     386,599        382,759
     Increase in accounts receivable                              (14,067)    (58,178)       (11,844)
     Increase (decrease) in accounts payable                      (17,492)     12,350          5,496
     Other                                                                        137
                                                              -----------   ---------   ------------
                                                                  306,255     340,908        376,411
                                                              -----------   ---------   ------------
Net cash provided by operating activities                       1,022,546     569,073        365,332
                                                              -----------   ---------   ------------

INVESTING ACTIVITIES
Acquisition of property and equipment                            (190,394)   (142,375)       (61,900)
Proceeds from sale of property and equipment                                                   2,419
                                                              -----------   ---------   ------------
Net cash used in investing activities                            (190,394)   (142,375)       (59,481)
                                                              -----------   ---------   ------------

FINANCING ACTIVITIES
Partners' contributions                                            72,368      77,287         36,460
Partners' distributions                                          (882,575)   (477,825)      (326,725)
                                                              -----------   ---------   ------------
Net cash used in financing activities                            (810,207)   (400,538)      (290,265)
                                                              -----------   ---------   ------------

NET INCREASE IN CASH                                               21,945      26,160         15,586
Cash - beginning of year                                           70,913      44,753         29,167
                                                              -----------   ---------   ------------

CASH - END OF YEAR                                            $    92,858   $  70,913   $     44,753
                                                              ===========   =========   ============
----------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

TEXLAND DRILLING PROGRAM-1981, LTD. (A LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1996 AND 1995

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

--------------------------------------------------------------------------------

TEXLAND DRILLING PROGRAM-1981, LTD. (A LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1996 AND 1995

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

2.  COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

The following summarizes the Partnership's costs incurred in its oil and gas activities, all of which were domestic, for the years ended December 31:

          Lease Acquisition      Development Costs
                Costs
       ----------------------  ---------------------
       Expensed   Capitalized  Expensed  Capitalized
       --------   -----------  --------  -----------

1994    $         $                $ 54     $ 61,900
1995                    3,504       205      138,871
1996                       38       554      189,591

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

--------------------------------------------------------------------------------

TEXLAND DRILLING PROGRAM-1981, LTD. (A LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1996 AND 1995

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

5.  FEES TO MANAGING GENERAL PARTNER

The Partnership was charged $147,247, $138,998, and $180,218 in 1996, 1995 and
1994, respectively, for technical and accounting services performed by employees of the managing general partner. These charges are included in intangible development costs, production expenses and fees to managing general partner.

Supervisory fees charged to the Partnership by the managing general partner for drilling and operating the partnership wells were $155,357, $142,980, and $131,054 in 1996, 1995, and 1994, respectively, and are included in intangible development costs and production expenses.

These charges are allocated between the general and limited partners based upon applicable revenue and expense sharing rates.

6.  MAJOR PURCHASERS

Purchasers which accounted for 10% or more of the Partnership's sales were:

                                1996   1995   1994
                              ------- ------ ------

Lantern Petroleum, Corp.                 21%    46%
Scurlock Permian Corporation             12%
BHT                               38%
ARCO Oil and Gas Company                 45%
AMOCO Production Company          45%           40%
                              ------- ------ ------

                                  83%    78%    86%
                              ======= ====== ======

Texland Petroleum receives substantially all revenues directly from the purchasers and subsequently disburses these revenues to interest owners. Substantially all trade accounts receivable were due from Texland Petroleum, Inc. at December 31, 1996 and 1995.

--------------------------------------------------------------------------------

TEXLAND DRILLING PROGRAM-1981, LTD. (A LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1996 AND 1995

--------------------------------------------------------------------------------

7.  RECONCILIATION OF BOOK-TAX REPORTING DIFFERENCES

Although the Partnership financial statements are prepared in accordance with generally accepted accounting principles, its books and records are maintained on the basis of accounting used for federal income tax purposes.

The following summarizes book-tax reporting differences for the year ended December 31, 1996:


                                                                   Limited           General
                                                                  Partners          Partners            Total
                                                               ----------------  ----------------  ----------------
NET INCOME DIFFERENCES:

Net income for financial reporting
    purposes                                                     $     314,195     $     402,096      $     716,291
                                                                 -------------     -------------      -------------

Expenses for federal income tax purposes
   capitalized for financial reporting purposes                       (118,026)                            (118,026)
Excess of depreciation, depletion and
   amortization expense for financial
   reporting purposes over amounts for
   federal income tax purposes                                         217,254            74,176            291,430
                                                                 -------------     -------------      -------------

Additional income for federal income
   tax purposes                                                         99,228            74,176            173,404
                                                                 -------------     -------------      -------------

Net income for federal income tax purposes                       $     413,423     $     476,272      $     889,695
                                                                 =============     =============      =============

--------------------------------------------------------------------------------

TEXLAND DRILLING PROGRAM-1981, LTD. (A LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1996 AND 1995

--------------------------------------------------------------------------------
7. RECONCILIATION OF BOOK-TAX REPORTING DIFFERENCES (CONTINUED)


                                                                    Limited           General
                                                                   Partners          Partners           Total
                                                                --------------   ---------------   ---------------
PARTNERS' EQUITY  DIFFERENCES:
Partners' equity at December 31, 1996,
   for financial reporting purposes                               $  2,380,421     $     975,250       $ 3,355,671
Additional income (loss) for federal
   income tax purposes:

      1996                                                              99,228            74,176       $   173,404
      1995                                                             157,172           120,204           277,376
      1994                                                             197,999           107,966           305,965
      1993                                                             277,730           214,742           492,472
      1992                                                             240,459           100,370           340,829
      1991                                                             318,408           152,615           471,023
      1990                                                             550,882           160,269           711,151
      1989                                                             552,963           120,851           673,814
      1988                                                             795,772           (36,000)          759,772
      1987                                                             517,630            (3,242)          514,388
      1986                                                             332,931          (253,798)           79,133
      1985                                                             921,282          (682,039)          239,243
      1984                                                           1,276,759          (479,063)          797,696
      1983                                                           1,145,881            76,871         1,222,752
      1982                                                            (503,533)         (134,627)         (638,160)
      1981                                                          (8,051,462)         (125,697)       (8,177,159)
Investment tax credit basis reduction not
   recognized for financial reporting purposes                                           (39,178)          (39,178)
                                                                --------------   ---------------   ---------------

Partners' equity December 31, 1996,
   for federal income tax purposes                                $  1,210,522     $     349,670       $ 1,560,192
                                                                ==============   ===============   ===============


--------------------------------------------------------------------------------

TEXLAND DRILLING PROGRAM-1981, LTD. (A LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1996 AND 1995

--------------------------------------------------------------------------------

8.  ESTIMATED FUTURE NET REVENUES FROM PROVED RESERVES

At December 31, 1996, the estimated future net reserves from partnership proved reserves as determined by Texland Petroleum, Inc., using product prices and operating conditions existing as of that date were as follows:

                                                              Future Net
                                                                Revenue
                                           Future Net         Discounted
                                             Revenue            at 10%
                                         ---------------   ---------------
   Limited partners                      $     4,237,653   $     2,562,799
   General partners                            4,073,669         2,463,974
                                         ---------------   ---------------

                                         $     8,311,322   $     5,026,773
                                         ===============   ===============

Because of uncertainties inherent in the reserve estimation process, management's estimate of future net revenues and the timing of such revenues may change in the near term as the result new engineering or economic conditions. However, the amount of the change that is reasonably possible cannot be estimated.

9.  NET INCOME (LOSS) PER LIMITED PARTNER UNIT

Net income per limited partner unit for 1995, which was previously reported as $94.09, has been restated to $35.64 in the accompanying financial statements. This adjustment was necessary due to the amount previously reported being based upon net income rather than net income allocable to limited partners.