Form 10-Q
period 1997-06-30
TEXLAND DRILLING PROGRAM 1981
filed 1997-08-19
CIK 352507

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended
    June 30, 1997                                 Commission File Number 2-71865
---------------------                             ------------------------------



                         TEXLAND DRILLING PROGRAM-1981
                         -----------------------------
                             (Name of Registrant)


        TEXAS                                           75-1791491
-----------------------                     ------------------------------------
(State of Organization)                     (I.R.S. Employer Identification No.)




500 Throckmorton Street, Suite 3100
         Fort Worth, Texas                                               76102
-----------------------------------                                      -----
  (Address of Executive Offices)                                        Zip Code

                Registrant's Telephone Number   (817) 336-2751
                                                --------------

          Securities registered pursuant to Section 12(b) of the Act:

Units of Limited Partnership Interest                                  None
-------------------------------------                             --------------
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

                         TEXLAND DRILLING PROGRAM-1981

                         INDEX TO FINANCIAL STATEMENTS


                                Reference Page
                                --------------

Balance Sheets at June 30, 1997 and                                     3
    December 31, 1996.

Statements of Operations for the Six Months                             4
    Ended June 30, 1997 and 1996.

Statement of Partners' Equity at June 30, 1997.                         5

Statements of Cash Flows for Six Months Ended                           6
    June 30, 1997 and 1996.

Notes to Financial Statements.                                        7-8

                         TEXLAND DRILLING PROGRAM - 1981
                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                       JUNE 30, 1997 AND DECEMBER 31, 1996
                                   (UNAUDITED)

                                     ASSETS
                                                                   6/30/97             12/31/96
                                                               -----------          -----------
CURRENT ASSETS
  CASH                                                         $    25,478          $    92,858
  ACCOUNTS RECEIVABLE
    TRADE                                                          105,148              179,111
    GENERAL PARTNER (NOTE 4)                                             -                    -
                                                               -----------          -----------
      TOTAL CURRENT ASSETS                                         130,626              271,969

PROPERTY AND EQUIPMENT, AT COST
  (SUCCESSFUL EFFORTS METHOD)
    INTANGIBLE DEVELOPMENT COSTS                                 7,820,159            7,716,701
    LEASE AND WELL EQUIPMENT                                     4,530,116            4,456,082
    PRODUCING LEASEHOLDS                                           373,188              372,869
                                                               -----------          -----------
                                                                12,723,463           12,545,651
    LESS ACCUMULATED DEPRECIATION AND DEPLETION                  9,566,517            9,415,355
                                                               -----------          -----------
                                                                 3,156,945            3,130,296
    WELLS-IN-PROGRESS
    NONPRODUCING LEASEHOLDS                                              -                    -
                                                               -----------          -----------
      NET PROPERTY AND EQUIPMENT                                 3,156,945            3,130,296

ORGANIZATIONAL COSTS (NET OF $1,141,028
  AMORTIZATION IN 1991 AND $1,069,798 IN 1990)                           -                    -
                                                               -----------          -----------
                                                               $ 3,287,571          $ 3,402,265
                                                               ===========          ===========

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
  ACCOUNTS PAYABLE - TRADE                                          73,086               46,594
                                                               -----------          -----------
    TOTAL CURRENT LIABILITIES                                       73,086               46,594

PARTNERS' EQUITY
  LIMITED PARTNERS - 2,425 UNITS OUTSTANDING                     2,273,292            2,380,316
  GENERAL PARTNER                                                  941,193              975,355
                                                               -----------          -----------
    TOTAL PARTNERS' EQUITY                                       3,214,485            3,355,671
                                                               -----------          -----------
  TOTAL LIABILITIES AND PARTNERS' EQUITY                         3,287,571            3,402,265
                                                               ===========          ===========



                             SEE ACCOMPANYING NOTES

                         TEXLAND DRILLING PROGRAM - 1981
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                             JUNE 30, 1997 AND 1996
                                   (UNAUDITED)

                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                    June 30,                           June 30,
                                              1997             1996              1997              1996
                                        ----------       ----------       -----------       -----------
REVENUES
  OIL AND GAS SALES                     $  331,620       $  400,982       $   736,240       $   727,081
  INTEREST INCOME                              379              725             1,002             1,317
  GAIN ON SALE                                   -                -                 -                 -
                                        ----------       ----------       -----------       -----------
                                           331,999          401,707           737,242           728,398

EXPENSES
  FEES TO MANAGING GENERAL PARTNER          26,700           16,050            46,300            32,100
  PRODUCTION EXPENSES                      134,999          106,322           270,450           218,416
  SEVERANCE TAX WITHHOLDING                 15,255           18,445            33,867            33,446
  DEPRECIATION, DEPLETION AND AMORT.        75,581           89,066           151,162           178,133
  OTHER EXPENSES                            12,370           10,525            13,601            21,325
                                        ----------       ----------       -----------       -----------
                                           264,904          240,408           515,380           483,420
                                        ----------       ----------       -----------       -----------
NET INCOME (LOSS)                       $   67,095       $  161,299       $   221,861       $   244,978
                                        ----------       ----------       -----------       -----------
NET INCOME (LOSS) ALLOCATION
  LIMITED PARTNERS                          18,290           71,671            86,871           103,556
  GENERAL PARTNER                           48,804           89,628           134,990           141,422
                                        ----------       ----------       -----------       -----------
                                        $   67,095       $  161,299       $   221,861       $   244,978
                                        ----------       ----------       -----------       -----------
NET INCOME (LOSS) PER $5000 LIMITED
  PARTNER UNIT (2,425 UNITS O/S)        $        8       $       30       $        36       $        43
                                        ----------       ----------       -----------       -----------



                             SEE ACCOMPANYING NOTES

                         TEXLAND DRILLING PROGRAM - 1981
                             (A LIMITED PARTNERSHIP)

                          STATEMENT OF PARTNERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1997
                                   (UNAUDITED)


                                                  LIMITED       GENERAL
                                    TOTAL         PARTNER       PARTNER
                                 -----------    -----------    ---------


BALANCE DECEMBER 31, 1996        $ 3,355,671    $ 2,380,421    $ 975,250

PARTNERS' CONTRIBUTIONS               74,353                      74,353

PARTNERS' DISTRIBUTIONS             (437,400)      (194,000)    (243,400)

NET INCOME / (LOSS)                  221,861         86,871      134,990
                                 -----------    -----------    ---------
BALANCE JUNE 30, 1997            $ 3,214,485    $ 2,273,292    $ 941,193
                                 ===========    ===========    =========



                             SEE ACCOMPANYING NOTES

                         TEXLAND DRILLING PROGRAM - 1981
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)


                                                                1997                 1996
                                                           ---------            ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME / (LOSS)                                      $ 221,861            $ 244,978
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
        DEPRECIATION, DEPLETION, AND AMORTIZATION            151,162              178,133
        ABANDONED LEASEHOLDS
        LOSS ON SALE OF ASSETS
        CHANGE IN ACCOUNTS RECEIVABLE                         73,963               53,347
        CHANGE IN ACCOUNTS PAYABLE                            26,492              (13,580)
                                                           ---------            ---------
       TOTAL ADJUSTMENTS                                     251,617              217,900
                                                           ---------            ---------
       NET CASH PROVIDED BY OPERATING ACTIVITIES             473,479              462,878

CASH FLOWS FROM INVESTING ACTIVITIES:
  ACQUISITION OF PROPERTY AND EQUIPMENT                     (177,811)             (77,760)
  PROCEEDS FROM SALE OF PROPERTY AND EQUIPMENT                     -
                                                           ---------            ---------
       NET CASH USED BY INVESTING ACTIVITIES                (177,811)             (77,760)

CASH FLOWS FROM FINANCING ACTIVITIES:
  PARTNERS' CONTRIBUTIONS                                     74,353               31,788
  PARTNERS' DISTRIBUTIONS                                   (437,400)            (360,325)
                                                           ---------            ---------
       NET CASH USED BY FINANCING ACTIVITIES                (363,047)            (328,537)

NET INCREASE IN CASH                                         (67,380)              56,581
CASH AT BEGINING OF YEAR                                      92,858               70,913
                                                           ---------            ---------
CASH AT END OF QUARTER                                     $  25,478            $ 127,494
                                                           =========            =========




                             SEE ACCOMPANYING NOTES

                         TEXLAND DRILLING PROGRAM-1981
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1997
                                  (Unaudited)


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

                         TEXLAND DRILLING PROGRAM-1981
                            (A Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS (Continued)
                                 June 30, 1997
                                  (Unaudited)


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

3.  FEES TO MANAGING GENERAL PARTNER (TEXLAND PETROLEUM, INC.)

In consideration of its management services rendered, the Managing General Partner is entitled to charge management fees to the Partnership. In addition, for the six months ended June 30, 1997 and June 30, 1996, the Partnership was charged $73,624 and $71,490 respectively for technical services, accounting services, and supervisory services performed by the employees of the Managing General Partner and such charges are included in intangible development costs, production expenses and fees to Managing General Partner. These charges are allocated between the General and Limited Partners based upon applicable revenue and expense sharing rates.

                         TEXLAND DRILLING PROGRAM-1981
                            (A Limited Partnership)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                 June 30, 1997


The Partnership's average price per barrel of oil for the second quarter of 1997 was $15.19 as compared to $17.65 for the second quarter of 1996. The decreased revenue results primarily from the decrease in average oil prices.

Production expenses for 1997 increased from the comparable period in 1996, due primarily to the increase in the costs of oil field services.

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


                                    TEXLAND DRILLING PROGRAM-1981



                                    By
                                       -----------------------------------------
                                       M. E. Chapman, Vice President
                                       of Texland Petroleum, Inc.,
                                       General Partner - Texland
                                       Properties-1981



Date: August 14, 1997