Form 10-Q
period 1997-09-30
TEXLAND DRILLING PROGRAM 1981
filed 1997-11-18
CIK 352507

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended
 September 30, 1997                      Commission File Number 2-71865
---------------------                    ------------------------------

                      TEXLAND DRILLING PROGRAM-1981, LTD
                      ----------------------------------
                             (Name of Registrant)


        TEXAS                                           75-1791491
-----------------------                  ------------------------------------
(State of Organization)                  (I.R.S. Employer Identification No.)

500 Throckmorton Street, Suite 3100                             76102
         Fort Worth, Texas                                     --------
-----------------------------------                            Zip Code
  (Address of Executive Offices)


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

                      TEXLAND DRILLING PROGRAM-1981, LTD

                         INDEX TO FINANCIAL STATEMENTS

                                Reference Page
                                --------------

Balance Sheets at September 30, 1997 and                                      3
  December 31, 1996.

Statements of Operations for the Nine Months                                  4
  Ended September 30, 1997 and 1996.

Statement of Partners' Equity at September 30, 1997.                          5

Statements of Cash Flows for Nine Months Ended                                6
  September 30, 1997 and 1996.

Notes to Financial Statements.                                              7-8

                      Texland Drilling Program - 1981, Ltd.
                             (A Limited Partnership)

                                 Balance Sheets
                    September 30, 1997 and December 31, 1996
                                   (Unaudited)


ASSETS
                                                                     9/30/97        12/31/96
                                                                 -----------     -----------
Current Assets
    Cash                                                         $    54,100     $    92,858
    Accounts Receivable
       Trade                                                         109,540         179,111
       General Partner                                                     -               -
                                                                 -----------     -----------
       Total Current Assets                                          163,640         271,969

Property and Equipment, at Cost
    (Successful Efforts Method)
    Intangible Development Costs                                   7,853,741       7,716,701
    Lease and Well Equipment                                       4,549,715       4,456,082
    Producing Leaseholds                                             373,188         372,869
                                                                 -----------     -----------
                                                                  12,776,644      12,545,651
    Less: Accumulated Depreciation, Depletion & Amortization       9,642,099       9,415,355
                                                                 -----------     -----------
                                                                   3,134,546       3,130,296
    Wells-in-Progress
    Nonproducing Leaseholds                                                -               -
                                                                 -----------     -----------
       Net Property, Plant and Equipment                           3,134,546       3,130,296

Organizational Costs (net of $1,141,028 amortization in 1991
    and $1,069,798 in 1990)                                                -               -
                                                                 -----------     -----------
    Total Assets                                                 $ 3,298,186     $ 3,402,265
                                                                 ===========     ===========


LIABILITIES AND PARTNERS' EQUITY

Current Liabilities
    Accounts Payable - Trade                                          82,303          46,594
                                                                 -----------     -----------
    Total Current Liabilities                                         82,303          46,594

Partners' Equity
    Limited Partners - 2,425 Units Outstanding                     2,219,142       2,380,316
    General Partner                                                  926,991         975,355
                                                                 -----------     -----------
    Total Partners' Equity                                         3,215,883       3,355,671
                                                                 -----------     -----------
    Total Liabilities and Partners' Equity                         3,298,186       3,402,265
                                                                 ===========     ===========



                             See Accompanying Notes

                      Texland Drilling Program - 1981, Ltd.
                             (A Limited Partnership)

                             Statement of Operations
                           September 30, 1997 and 1996
                                   (Unaudited)

                                                              Three Months Ended               Nine Months Ended
                                                                September 30,                     September 30,
                                                               1997            1996             1997            1996
                                                        -----------     -----------      -----------     -----------

Revenues
    Oil and Gas Sales                                   $   364,437     $   441,758      $ 1,100,677     $ 1,168,840

    Interest Income                                             261             893            1,263           2,210
    Gain on Sale                                                  -               -                -               -
                                                        -----------     -----------      -----------     -----------
                                                            364,698         442,651        1,101,940       1,171,050

Expenses
    Fees to Managing General Partner                         26,700          16,050           73,000          48,150
    Production Expenses                                     143,053         112,264          413,503         330,680
    Severance Tax Withholding                                16,764          21,859           50,631          55,305
    Depreciation, Depletion & Amortization Expenses          75,581          89,066          226,743         267,199
    Other Expenses                                            2,552          (6,947)          16,153          14,378
                                                        -----------     -----------      -----------     -----------
                                                            264,650         232,292          780,031         715,712
                                                        -----------     -----------      -----------     -----------
Net Income (Loss)                                       $   100,048     $   210,359      $   321,909     $   455,338
                                                        -----------     -----------      -----------     -----------

Net Income (Loss) Allocation
    Limited Partners                                         39,850         105,336          126,721         208,892
    General Partner                                          60,198         105,024          195,189         246,445
                                                        -----------     -----------      -----------     -----------
                                                        $   100,048     $   210,359      $   321,909     $   455,338
                                                        -----------     -----------      -----------     -----------
Net Income (Loss) per $5,000 Limited Partner Unit
    (2,425 Units Outstanding)                           $        16     $        43      $        52     $        86
                                                        -----------     -----------      -----------     -----------



                             See Accompanying Notes

                     Texland Drilling Program - 1981, Ltd.
                            (A Limited Partnership)


                          Statement of Partners' Equity
                      Nine Months Ended September 30, 1997
                                   (Unaudited)


                                                  Limited           General
                                  Total           Partner           Partner
                               -----------      -----------      -----------

Balance December 31, 1996      $ 3,355,671      $ 2,380,421      $   975,250

Partners' Contributions             93,953                            93,953

Partners' Distributions           (555,650)        (218,250)        (337,400)

Net Income (Loss)                  321,909          126,721          195,189
                               -----------      -----------      -----------
Balance September 30, 1997     $ 3,215,883      $ 2,288,892      $   926,991
                               ===========      ===========      ===========



                             See Accompanying Notes

                      Texland Drilling Program - 1981, Ltd.
                             (A Limited Partnership)

                             Statements of Cash Flow
                  Nine Months Ended September 30, 1997 and 1996
                                   (Unaudited)


                                                                        1997           1996
                                                                   ---------      ---------

Cash Flows from Operating Activities
   Net Income (Loss)                                               $ 321,909      $ 455,338
   Adjustments to Reconcile Net Income to Net Cash Provided by
       Operating Activities:
       Depreciation, Depletion and Amortization Expenses             226,743        267,200
       Abandoned Leaseholds
       Loss on Sale of Assets
       Change in Accounts Receivable                                  69,571         24,877
       Change in Accounts Payable                                     35,709           (467)
                                                                   ---------      ---------
       Total Adjustments                                             332,024        291,610
                                                                   ---------      ---------
       Net Cash Provided by Operating Activities                     653,933        746,947

Cash Flows from Investing Activities
   Acquisition of Property and Equipment                            (230,993)      (156,252)
   Proceeds from Sale of Property and Equipment                            -
                                                                   ---------      ---------
       Net Cash Used by Investing Activities                        (230,993)      (156,252)

Cash Flows from Financing Activities
   Partners' Contributions                                            93,953         55,962
   Partners' Distributions                                          (555,650)      (613,675)
                                                                   ---------      ---------
       Net Cash Used by Financing Activities                        (461,697)      (557,713)

Net Increase in Cash                                                 (38,758)        32,982
Cash at Beginning of Year                                             92,858         70,913
                                                                   ---------      ---------
Cash at End of Quarter                                             $  54,100      $ 103,895
                                                                   =========      =========



                             See Accompanying Notes

                      TEXLAND DRILLING PROGRAM-1981, LTD.
                            (A LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 1997
                                  (Unaudited)


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

                      TEXLAND DRILLING PROGRAM-1981, LTD.
                            (A LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              September 30, 1997
                                  (Unaudited)


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

3.  FEES TO MANAGING GENERAL PARTNER (TEXLAND PETROLEUM, INC.)

In consideration of its management services rendered, the Managing General Partner is entitled to charge management fees to the Partnership. In addition, for the nine months ended September 30, 1997 and September 30, 1996, the Partnership was charged $110,436 and $107,235 respectively for technical services, accounting services, and supervisory services performed by the employees of the Managing General Partner and such charges are included in intangible development costs, production expenses and fees to Managing General Partner. These charges are allocated between the General and Limited Partners based upon applicable revenue and expense sharing rates.

                      TEXLAND DRILLING PROGRAM-1981, LTD.
                            (A LIMITED PARTNERSHIP)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                              September 30, 1997


The Partnership's average price per barrel of oil for the third quarter of 1997 was $14.74 as compared to $18.39 for the third quarter of 1996. The decreased revenue results primarily from the decrease in average oil prices.

Production expenses for 1997 increased from the comparable period in 1996, due to an increase in the number of remedial workovers and due to an increase in the costs of oil field services.

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


                                     Texland Drilling Program-1981, Ltd.



                                     By /s/ M.E. Chapman
                                        -----------------------------
                                        M. E. Chapman, Vice President
                                        of Texland Petroleum, Inc.,
                                        General Partner - Texland
                                        Properties-1981

Date: November 14, 1997