Form 10-K
period 1997-12-31
TEXLAND DRILLING PROGRAM 1981
filed 1998-04-02
CIK 352507

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   Form 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

    For the year ended
    December 31, 1997                         Commission File Number 2-71865
    -----------------                         ------------------------------


                         TEXLAND DRILLING PROGRAM-1981
                         -----------------------------
                             (Name of Registrant)


            TEXAS                                   75-1791491
    ----------------------              -----------------------------------
    State of Organization)              I. R. S. Employer Identification No.


         500 Throckmorton Street, Suite 3100
                  Fort Worth, Texas                             76102
       -------------------------------------                  --------
           (Address of Executive Offices)                     Zip Code


                 Registrant's Telephone Number  (817) 336-2751
                                                --------------

          Securities registered pursuant to Section 12(b) of the Act:

Units of Limited Partnership Interest                          None
-------------------------------------                     -------------
          (Title of Class)                                (Voting Units)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days   YES         NO   X
                                        -----      -----


                   This report contains a total of 22 pages.

                                    PART I

Item 1.  Business
-----------------

Texland Drilling Program-1981 (a Limited Partnership) was formed on July 20, 1981 with $12,125,000 in aggregate Limited Partnership subscriptions for the purpose of engaging in the exploration for oil and gas. Such exploration has taken place principally in the geological area known as the Texas Permian Basin. The Partnership's drilling and exploration phase is complete. Development of the Partnership's properties is also substantially complete; however, development drilling may be undertaken on the Partnership's secondary recovery properties to the extent necessary to insure the maximum commercial recovery of reserves. During 1996 and 1997 the Partnership participated in the drilling of 4 and 6 gross wells, respectively, for such purpose.

The Partnership has no plans to borrow funds or reinvest significant amounts of oil and gas revenues. To the extent that in-fill development is deemed necessary, however; such operations will be funded from available cash flow.

See Note 6 of Notes to the Financial Statements on page 19 for information about major purchasers. Sales to such purchasers are on a competitive basis on short-term contracts customarily used in the industry. Should sales to these refineries become interrupted, management believes alternative purchasers would be immediately available on similar terms.

The price of oil and gas is affected by world wide supply and demand beyond the Partnership's control. The average posted price during the past five years for West Texas Sour (at an assumed gravity of 40 degrees), the primary type of Partnership oil, is as follows:

                                   1993  $15.60
                                   1994  $14.28
                                   1995  $15.42
                                   1996  $19.10
                                   1997  $16.86

From January 1, 1998 to March 30, 1998 oil prices of such oil ranged from a low of $10.90 to a high of $13.90.

Item 2 - Properties
-------------------

The Partnership currently has an interest in 279 active gross oil and gas wells, representing 19.22 net wells. Two of the gross wells and .6393 of the net wells are gas wells and the remainder are oil wells.

The Partnership currently has 279 oil wells included in 10 different enhanced recovery projects operated by Texland Petroleum, Inc. Such enhanced recovery projects are designed to pressurize the oil bearing reservoirs and increase the producing rates, property life and overall ultimate recovery of oil.

Item 3 - Legal Proceedings
--------------------------

None

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None

                                    PART II

Item 5 - Market for Registrant's Common Equity and Related
-----------------------------------------------------------
Stockholder Matters
-------------------

Omitted.  Not applicable.

Item 6 - Selected Financial Data
--------------------------------

The following tables present selected financial data for each of the past five years ended December 31, 1997 The data has been derived from the audited financial statements:

                        TEXLAND DRILLING PROGRAM-1981
                        SELECTED FINANCIAL INFORMATION
                        FOR THE YEAR ENDED DECEMBER 31
                        ------------------------------

STATEMENT OF OPERATIONS DATA:
-----------------------------
                                     1997        1996        1995        1994         1993
                                  ----------  ----------  ----------  -----------  -----------
  Revenues                        $1,481,650  $1,694,003  $1,213,648  $1,061,713   $1,292,410

  Net Income/(Loss):
    Limited Partners                 111,810     314,195      86,433     (40,855)     (51,272)
    General Partners                 198,949     402,096     141,732      29,776       45,305
                                  ----------  ----------  ----------  ----------   ----------

  Net Income/(Loss)               $  310,759  $  716,291  $  228,165  $  (11,079)  $   (5,967)
                                  ==========  ==========  ==========  ==========   ==========

  Net Income/(Loss) per $5,000
  Limited Partner Units (2,425
  Units Outstanding)
                                  $       46  $      130  $       36  $    (  17)  $    (  21)
                                  ==========  ==========  ==========  ==========   ==========
BALANCE SHEET DATA:
--------------------------------
  Total Assets                    $3,124,611  $3,402,265  $3,513,673   3,673,969   $3,969,544

  Total Liabilities               $   46,981  $   46,594  $   64,086  $   51,736   $   46,240

  Partners' Equity                $3,077,630  $3,355,671  $3,449,587  $3,621,960   $3,923,304

PARTNERSHIP CASH DISTRIBUTIONS
--------------------------------
  Limited Partner (per $5,000
     unit)                        $      110  $      155  $       95  $       57   $      115
  General Partner                 $  430,700  $  506,700  $  247,450  $  188,500   $  335,000


Item 7 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
--------------

Oil and gas sales decreased by approximately 12.5% in 1997 as compared to 1996. The average price of Partnership oil decreased by approximately 11.8% in 1997. The decrease in revenue is primarily due to such change in oil prices.

Oil and gas sales increased by approximately 40% in 1996 as compared to 1995. The average price of Partnership oil increased by approximately 24% over the same period. Also, average gas prices increased on the two gas wells in which the Partnership owns an interest. In addition, several additional in-fill development wells were drilled on a property in which the Partnership owns a 10% working interest. Modest but normal declines in production were also experienced on most Partnership properties in 1996 and 1997.

Fees to the managing general partner increased in 1997 as compared to 1996. This increase is due to inflationary increases in the costs upon which these charges are based and due to the relative increased activity in this Partnership.

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

In 1997, depreciation, depletion and amortization increased by approximately $92,000. This increase is in part due to developmental drilling activity on a property in which the Partnership owns a 10% interest. Such drilling increases
the  Partnership's amortizable base.   The remainder of the increase for 1997
was due to revisions in estimates of future recoverable reserves.

Production expenses increased by 15% in 1997. Such increase is due to increased operating expense levels on the developmental property described above. Also, a general overall inflationary increase in operating costs was experienced in 1997. Production expenses were relatively stable in 1996 as compared to 1995.

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

See Index to Financial Statements on Page 10 of this report.

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

None.


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

The Partnership has no officers, employees or directors. The background of the General Partners is as follows:

R. J. Schumacher - Age 69, President and Director of Texland Petroleum, Inc.
----------------
since May, 1967, has been an independent oil operator involved in drilling and producing operations and the financing of oil and gas prospects, principally in West Texas, Oklahoma and Arkansas. He has served as an executive officer with Texland since its incorporation. For more than ten years prior to becoming an independent oil operator, Mr. Schumacher was the chief financial officer, contract drilling manager and land supervisor for an independent oil and gas drilling contractor and operator. Mr. Schumacher is a Certified Public Accountant. He received a Bachelor of Science in Commerce degree from Texas Christian University in 1950 and a Master in Professional Accounting degree from the University of Texas in 1951.

W. E. Rector - Age 63 Chairman of the Board and Director of Texland Petroleum,
------------
Inc., has been an independent petroleum geologist and oil operator since May, 1969. He has served as an executive officer with Texland since its incorporation. He has had experience as a consulting petroleum geologist and as an independent oil operator, has been involved in the origination and development of oil and gas prospects and in raising funds for their financing in the Mid- to 1970 he was employed by Pan American Petroleum Corp. in the Fort Continent area since 1969. For more than ten years prior to becoming an independent oil operator, Mr. Rector was associated with Pan American Petroleum as an exploration petroleum geologist. Mr. Rector received a Bachelor of Science degree in Geology from Ohio State University in 1957 and a Master of Science degree in Geology from the University of Michigan in 1958. He is a member of the American Association of Petroleum Geologists and is a Certified Petroleum Geologist.

J. N. Namy - Age 59 Vice-President and Director of Texland Petroleum, Inc., was
----------
employed by Texland as a geologist in June 1978. From 1967 to 1970 he was employed by Pan American Petroleum Corp. in the Fort Worth Division. From 1970 to 1978 he taught at Baylor University achieving the rank of Associate Professor. During this time, he served as a consultant for several independent petroleum companies working on exploration and development projects in the Eastern Shelf and the Permian Basin of West Texas and New Mexico, as well as the southern Rockies of New Mexico and Colorado. He received his Bachelor and Master degrees from Western Reserve University in Cleveland, Ohio and his Ph. D. degree from the University of Texas at Austin in 1969. Mr. Namy is a member of the American Association of Petroleum Geologists, Geological Society of America and the Society of Economic Paleontologists and Mineralogists.

J. H. Wilkes - Age 42, Senior Vice President of Production and Director of
------------
Texland Petroleum, Inc. , was employed by Texland as a reservoir engineer in August 1984. From 1978 to 1984, he was employed by Sun Exploration and Production Company in Midland and Abilene, Texas. The first three years he served as a production engineer and for the remaining three years he served as a reservoir engineer. He received a Bachelor of Science degree in Petroleum Engineering from Texas A&M University in 1978. He is a member of the Society of Petroleum Engineers, A.I.M.E. and is a registered professional engineer in Texas.


Item 11.  Executive Compensation
--------------------------------

See Note 5 of Notes to Financial Statements on page 19 of this report for information with respect to payments to the Managing General Partner.

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

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

See Notes 4 and 5 of Notes to Financial Statement on page 19 of this report for information with respect to certain relationships and related transactions.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a)1 and (a)2 Financial Statement and Financial Statement Schedules See Index to Financial Statements on page 10 of this report.

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


TEXLAND DRILLING PROGRAM-1981
-----------------------------
     Registrant


By  /s/ M.E. CHAPMAN              .
  ---------------------------------
 M.E.Chapman, Vice President
 Texland Petroleum, Inc.,
 Managing General Partner                Date  March 30, 1998



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


By  /s/ W.E. RECTOR                .
  ----------------------------------
 W.E.Rector, Chairman of the
 Board, Texland Petroleum, Inc.
 Managing General Partner.


By  /s/ R.J. SCHUMACHER             .
  -----------------------------------
 R.J.Schumacher, President,
 Director, Texland Petroleum, Inc.
 Managing General Partner


By  /s/ J.N. NAMY                   .
  -----------------------------------
 J.N.Namy, Executive Vice President,
 Director, Texland Petroleum, Inc.
 Managing General Partner


By  /s/ J.H. WILKES                 .
  -----------------------------------
 J.H.Wilkes, Senior Vice President
 Director, Texland Petroleum, Inc.
 Managing General Partner

================================================================================









                      TEXLAND DRILLING PROGRAM-1981, LTD.

                             Financial Statements
                          DECEMBER 31, 1997 AND 1996


























================================================================================

TEXLAND DRILLING PROGRAM-1981,LTD.
INDEX TO FINANCIAL STATEMENTS


================================================================================


                                                                        PAGE NO.

REPORT OF INDEPENDENT AUDITORS                                             11

FINANCIAL STATEMENTS

Balance Sheets                                                             13

Statements of Operations                                                   14

Statements of Partners'Capital                                             15

Statements of Cash Flows                                                   16

Notes to Financial Statements                                              17





All financial statement schedules have been omitted since the required information is included in the financial statements or the notes thereto or is not applicable or not required.


















================================================================================

                        REPORT OF INDEPENDENT AUDITORS



The Partners
Texland Drilling Program-1981, Ltd.

We have audited the balance sheets of Texland Drilling Program-1981, Ltd. as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements listed in the accompanying index to the financial statements present fairly, in all material respects, the financial position of Texland Drilling Program-1981, Ltd. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





Fort Worth, Texas
March 16, 1998

================================================================================











                              FINANCIAL STATEMENTS























================================================================================

TEXLAND DRILLING PROGRAM-1981, LTD. (A LIMITED PARTNERSHIP)
BALANCE SHEETS
DECEMBER 31, 1997 AND 1996

===============================================================================


                                                                             1997                 1996
                                                                       -----------------    -----------------

ASSETS
Current Assets
Cash                                                                           $ 63,132             $ 92,858
Accounts receivable - trade (Note 6)                                            114,817              179,111
                                                                       -----------------    -----------------
                                                                                177,949              271,969
                                                                       -----------------    -----------------
Property and Equipment,  at Cost
(Successful  Efforts Method) (Notes 2, 3, 4, 5
and 8)
Intangible development costs                                                  7,856,354            7,716,700
Lease and well equipment                                                      4,562,176            4,456,082
Producing leaseholds                                                            373,188              372,869
                                                                       -----------------    -----------------
                                                                             12,791,718           12,545,651
Accumulated depreciation, depletion and amortization                         (9,845,056)          (9,415,355)
                                                                       -----------------    -----------------
                                                                              2,946,662            3,130,296
                                                                       -----------------    -----------------

                                                                            $ 3,124,611          $ 3,402,265
                                                                       =================    =================

LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
Accounts payable:
Managing general partner                                                       $ 46,981             $ 46,594
                                                                       -----------------    -----------------

Partners' Capital (Notes 4 and 7)
Limited partners - 2,425 units outstanding                                    2,225,481            2,380,421
General partners                                                                852,149              975,250
                                                                       -----------------    -----------------
                                                                              3,077,630            3,355,671
                                                                       -----------------    -----------------

                                                                            $ 3,124,611          $ 3,402,265
                                                                      =================    =================

===============================================================================

                See Accompanying Notes To Financial Statements.

TEXLAND DRILLING PROGRAM-1981, LTD. (A LIMITED PARTNERSHIP)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

===============================================================================




                                                               1997              1996              1995
                                                         ------------------ ----------------  ----------------

Revenue
Oil and gas sales (Note 6)                                     $ 1,479,988      $ 1,691,058       $ 1,211,335
Interest income                                                      1,662            2,945             2,313
                                                         ------------------ ----------------  ----------------
                                                                 1,481,650        1,694,003         1,213,648
                                                         ------------------ ----------------  ----------------
Expense (Note 5)
Fees to managing general partner                                    99,700           64,200            64,200
Production expense                                                 551,702          477,877           463,200
Severance tax                                                       73,118           82,123            58,816
Depreciation, depletion and amortization                           429,700          337,814           386,599
Other                                                               16,671           15,698            12,668
                                                         ------------------ ----------------  ----------------
                                                                 1,170,891          977,712           985,483
                                                         ------------------ ----------------  ----------------

Net Income                                                       $ 310,759        $ 716,291         $ 228,165
                                                         ================== ================  ================

Allocation of Net Income (Note 7)
Limited partners                                                 $ 111,810        $ 314,195          $ 86,433
General partners                                                   198,949          402,096           141,732
                                                         ------------------ ----------------  ----------------

                                                                 $ 310,759        $ 716,291         $ 228,165
                                                         ================== ================  ================

Net Income (Loss) per $5,000 Limited Partner
Unit (2,425 Units Outstanding)                                        $ 46            $ 130              $ 36
                                                         ================== ================  ================

===============================================================================

                See Accompanying Notes To Financial Statements.

TEXLAND DRILLING PROGRAM-1981, LTD. (A LIMITED PARTNERSHIP)
STATEMENTS OF PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

================================================================================



                                                        Limited             General
                                                       Partners            Partners              Total
                                                   ------------------  ------------------  -------------------



Balance at December 31, 1994                             $ 2,586,043         $ 1,035,917          $ 3,621,960
Partners' distributions                                     (230,375)           (247,450)            (477,825)
Partners' contributions (Note 4)                                                  77,287               77,287
Net income                                                    86,433             141,732              228,165
                                                   ------------------  ------------------  -------------------

Balance at December 31, 1995                               2,442,101           1,007,486            3,449,587
Partners' distributions                                     (375,875)           (506,700)            (882,575)
Partners' contributions (Note 4)                                                  72,368               72,368
Net income                                                   314,195             402,096              716,291
                                                   ------------------  ------------------  -------------------

Balance at December 31, 1996                               2,380,421             975,250            3,355,671
Partners' distributions                                     (266,750)           (430,700)            (697,450)
Partners' contributions (Note 4)                                                 108,650              108,650
Net income                                                   111,810             198,949              310,759
                                                   ------------------  ------------------  -------------------

Balance at December 31, 1997                             $ 2,225,481           $ 852,149          $ 3,077,630
                                                   ==================  ==================  ===================

===============================================================================

                See Accompanying Notes To Financial Statements.

TEXLAND DRILLING PROGRAM-1981, LTD. (A LIMITED PARTNERSHIP)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

================================================================================






                                                              1997               1996              1995
                                                         ----------------   ----------------  ----------------

Operating Activities
Net income                                                     $ 310,759          $ 716,291         $ 228,165
                                                         ----------------   ----------------  ----------------
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation, depletion and amortization                       429,700            337,814           386,599
  Increase (decrease) in accounts receivable                      64,294            (14,067)          (58,178)
  Increase (decrease) in accounts payable                            387            (17,492)           12,350
  Other                                                                                                   137
                                                         ----------------   ----------------  ----------------
                                                                 494,381            306,255           340,908
                                                         ----------------   ----------------  ----------------
Net cash provided by operating activities                        805,140          1,022,546           569,073
                                                         ----------------   ----------------  ----------------
Investing Activities
Acquisition of property and equipment                           (246,066)          (190,394)         (142,375)
                                                         ----------------   ----------------  ----------------
Net cash used in investing activities                           (246,066)          (190,394)         (142,375)
                                                         ----------------   ----------------  ----------------
Financing Activities
Partners' contributions                                          108,650             72,368            77,287
Partners' distributions                                         (697,450)          (882,575)         (477,825)
                                                         ----------------   ----------------  ----------------
Net cash used in financing activities                           (588,800)          (810,207)         (400,538)
                                                         ----------------   ----------------  ----------------

Net Increase in Cash                                             (29,726)            21,945            26,160
Cash - beginning of year                                          92,858             70,913            44,753
                                                         ----------------   ----------------  ----------------

Cash - End of Year                                              $ 63,132           $ 92,858          $ 70,913
                                                         ================   ================  ================

===============================================================================

                See Accompanying Notes To Financial Statements.

TEXLAND DRILLING PROGRAM-1981,LTD. (A LIMITED PARTNERSHIP)
BALANCE SHEETS
DECEMBER 31, 1997 AND 1996

================================================================================


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





================================================================================

TEXLAND DRILLING PROGRAM-1981,LTD. (A LIMITED PARTNERSHIP)
BALANCE SHEETS
DECEMBER 31, 1997 AND 1996

================================================================================

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


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

ALLOCATION OF NET INCOME
Revenues and costs of the Partnership are allocated between the general and limited partners in accordance with the Partnership agreement.

2.  Costs Incurred in Oil and Gas Producing Activities

The following summarizes the Partnership's costs incurred in its oil and gas activities, all of which were conducted within the United States, for the years ended December 31:




                  Lease Acquisition Costs              Development Costs
                 -------------------------         --------------------------
                 Expensed      Capitalized         Expensed       Capitalized
                 --------      -----------         --------       -----------



1995                             $   3,504           $  205        $  138,871
1996                                    38              554           189,591
1997                                   320              203           245,746



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









================================================================================

================================================================================

4.  CONTRIBUTIONS BY GENERAL PARTNERS

Under terms of the Partnership agreement, Texland Properties-1981 is charged for certain costs related to drilling and production operations, which are required to be capitalized for federal income tax purposes. These costs are treated as capital contributions. In addition, Texland Properties-1981 and Texland Petroleum, Inc. have invested in limited partnership units in the amount of $95,000 and $30,000, respectively. These investments as a limited partner are reported with other limited partners' capital in the accompanying financial statements.

5. PAYMENTS TO MANAGING GENERAL PARTNER

The Partnership was charged $185,191, $147,247, and $138,998 in 1997, 1996 and
1995, respectively, for technical and accounting services performed by employees of the managing general partner. These charges are included in intangible development costs, production expenses and fees to managing general partner.

Supervisory fees charged to the Partnership by the managing general partner for drilling and operating the partnership wells were $162,519, $155,357, and $142,980 in 1997, 1996, and 1995, respectively, and are included in intangible development costs and production expenses.

These charges are allocated between the general and limited partners based upon applicable revenue and expense sharing rates.

6.  Major Purchasers

Purchasers which accounted for 10% or more of the Partnership's sales were:

                                        1997            1996            1995
                                     ---------        --------        --------

BHT Marketing, Inc.
AMOCO Production Company                44%              38%
Tristar Gas Marketing                   36%              45%
ARCO Oil and Gas Company                12%                              45%
Lantern Petroleum Corp.                                                  21%
Scurlock Permian Corporation                                             12%
                                     ---------        --------        --------

                                        92%              83%             78%
                                     =========        ========        ========


Texland Petroleum receives substantially all revenues directly from the purchasers and subsequently disburses these revenues to interest owners. Substantially all trade accounts receivable were due from Texland Petroleum, Inc. at December 31, 1997 and 1996.



================================================================================

TEXLAND DRILLING PROGRAM-1981,LTD. (A LIMITED PARTNERSHIP)
BALANCE SHEETS
DECEMBER 31, 1997 AND 1996

================================================================================

7.  RECONCILIATION OF BOOK-TAX REPORTING DIFFERENCES

Although the Partnership financial statements are prepared in accordance with generally accepted accounting principles, its books and records are maintained on the basis of accounting used for federal income tax purposes.

The following summarizes book-tax reporting differences for the year ended December 31, 1997:



                                                              Limited           General
                                                             Partners          Partners            Total
                                                         ------------      ------------     ------------

Net Income Differences:

Net income for financial reporting
    purposes                                             $    111,810      $    198,949     $    310,759
                                                         ------------      ------------     ------------

Expenses for federal income tax purposes
   capitalized for financial reporting purposes              (138,535)            1,118          (137,417)
Excess of depreciation, depletion and
   amortization expense for financial
   reporting purposes over amounts for
   federal income tax purposes                                250,916           130,974           381,890
                                                         ------------      ------------     ------------
Additional income for federal income
   tax purposes                                               112,381           132,092           244,473
                                                         ------------      ------------     ------------


Net income for federal income tax purposes               $    224,191      $    331,041     $    555,232
                                                         ============      ============     ============

===============================================================================


PARTNERS' CAPITAL DIFFERENCES:
                                                             Limited           General
                                                            Partners          Partners            Total
                                                         ----------------  ----------------  ----------------
Partners' capital at December 31, 1997,
   for financial reporting purposes                       $    2,225,481   $       852,149       $ 3,077,630

Additional income (loss) for federal income tax purposes:

      1997                                                       112,381           132,092           244,473
      1996                                                        99,228            74,176           173,404
      1995                                                       157,172           120,204           277,376
      1994                                                       197,999           107,966           305,965
      1993                                                       277,730           214,742           492,472
      1992                                                       240,459           100,370           340,829
      1991                                                       318,408           152,615           471,023
      1990                                                       550,882           160,269           711,151
      1989                                                       552,963           120,851           673,814
      1988                                                       795,772           (36,000)          759,772
      1987                                                       517,630            (3,242)          514,388
      1986                                                       332,931          (253,798)           79,133
      1985                                                       921,282          (682,039)          239,243
      1984                                                     1,276,759          (479,063)          797,696
      1983                                                     1,145,881            76,871         1,222,752
      1982                                                      (503,533)         (134,627)         (638,160)
      1981                                                    (8,051,462)         (125,697)       (8,177,159)
Investment tax credit basis reduction not
   recognized for financial reporting purposes                                     (39,178)          (39,178)
                                                         ----------------  ----------------  ----------------
Partners' capital December 31, 1997,
   for federal income tax purposes                        $    1,167,963   $       358,661    $    1,526,624
                                                         ================  ================  ================

8.  ESTIMATED FUTURE NET REVENUES FROM PROVED RESERVES

At December 31, 1997, the estimated future net reserves from partnership proved reserves as determined by Texland Petroleum, Inc., using product prices and operating conditions existing as of that date were as follows:


                                                     Future Net
                                                      Revenue
                                  Future Net         Discounted
                                    Revenue            at 10%
                                  ----------         ----------


Limited partners                 $ 2,288,239         $ 1,350,840
General partners                   2,200,333           1,299,248
                                 -----------         -----------

                                 $ 4,488,572         $ 2,650,088


Because of uncertainties inherent in the reserve estimation process, management's estimate of future net revenues and the timing of such revenues may change in the near term as the result of engineering or economic conditions. However, the amount of the change that is reasonably possible cannot be estimated.