Form 10-Q
period 1998-09-30
TEXLAND DRILLING PROGRAM 1981
filed 1998-11-16
CIK 352507

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended
 September 30, 1998                               Commission File Number 2-71865
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

                      TEXLAND DRILLING PROGRAM-1981, LTD.

                         INDEX TO FINANCIAL STATEMENTS


                                Reference Page
                                --------------

Balance Sheets at September 30, 1998 and                                       3
    December 31, 1997.

Statements of Operations for the Nine Months                                   4
    Ended September 30, 1998 and 1997.

Statement of Partners' Equity at September 30, 1998.                           5

Statements of Cash Flows for Nine Months Ended                                 6
    September 30, 1998 and 1997.

Notes to Financial Statements.                                               7-8

                     TEXLAND DRILLING PROGRAM - 1981, LTD.
                            (A LIMITED PARTNERSHIP)

                                BALANCE SHEETS
                   September 30, 1998 and December 31, 1997
                                  (Unaudited)

ASSETS
                                                                               9/30/98            12/31/97
                                                                             -----------         -----------
CURRENT ASSETS
    Cash                                                                     $    48,229         $    63,132
    Accounts Receivable
       Trade                                                                      67,747             117,054
       General Partner                                                                 -                   -
                                                                             -----------         -----------
       Total Current Assets                                                      115,976             180,186

PROPERTY AND EQUIPMENT, AT COST
    (SUCCESSFUL EFFORTS METHOD)
    Intangible Development Costs                                               7,857,131           7,856,354
    Lease and Well Equipment                                                   4,582,228           4,562,176
    Producing Leaseholds                                                         373,226             373,188
                                                                             -----------         -----------
                                                                              12,812,585          12,791,718
    Less: Accumulated Depreciation, Depletion & Amortization                  10,081,769           9,845,056
                                                                             -----------         -----------
                                                                               2,730,816           2,946,662
    Wells-in-Progress
    Nonproducing Leaseholds                                                            -                   -
                                                                             -----------         -----------
       Net Property, Plant and Equipment                                       2,730,816           2,946,662

Organizational Costs (net of $1,141,028 amortization in 1991
    and $1,069,798 in 1990)                                                            -                   -
                                                                             -----------         -----------
    Total Assets                                                             $ 2,846,792         $ 3,126,848
                                                                             ===========         ===========

LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
    Accounts Payable - Trade                                                      76,060              49,218
                                                                             -----------         -----------
    Total Current Liabilities                                                     76,060              49,218

PARTNERS' EQUITY
    Limited Partners - 2,425 Units Outstanding                                 2,013,438           2,232,831
    General Partner                                                              757,293             844,799
                                                                             -----------         -----------
    Total Partners' Equity                                                     2,770,732           3,077,630
                                                                             -----------         -----------
    Total Liabilities and Partners' Equity                                     2,846,792           3,126,848
                                                                             ===========         ===========

                            See Accompanying Notes

                     TEXLAND DRILLING PROGRAM - 1981, LTD.
                            (A LIMITED PARTNERSHIP)

                            STATEMENT OF OPERATIONS
                          September 30, 1998 and 1997
                                  (Unaudited)

                                                                 Three Months Ended         Nine Months Ended
                                                                    September 30,             September 30,
                                                                 1998          1997         1998          1997
                                                               --------      --------     --------     ----------
REVENUES
   Oil and Gas Sales                                           $205,288      $441,758     $700,038     $1,168,840
   Interest Income                                                  212           893          957          2,210
   Gain on Sale                                                  26,368             -       26,368              -
                                                               --------      --------     --------     ----------
                                                                231,867       442,651      727,363      1,171,050
                                                               --------      --------     --------     ----------

EXPENSES
   Fees to Managing General Partner                              28,020        16,050       72,010         48,150
   Production Expenses                                          129,946       112,264      403,140        330,680
   Severance Tax Withholding                                      9,443        21,859       32,202         55,305
   Depreciation, Depletion & Amortization Expenses               78,905        89,066      236,714        267,199
   Other Expenses                                                 2,061        (6,947)      15,748         14,378
                                                               --------      --------     --------     ----------
                                                                248,374       232,292      759,814        715,712
                                                               --------      --------     --------     ----------
 NET INCOME (LOSS)                                             $(16,507)     $210,359     $(32,451)    $  455,338
                                                               --------      --------     --------     ----------

NET INCOME (LOSS) ALLOCATION
   Limited Partners                                             (15,806)      105,336      (43,505)       208,892
   General Partner                                                 (701)      105,024       11,054        246,445
                                                               --------      --------     --------     ----------
                                                               $(16,507)     $210,360     $(32,451)    $  455,337
                                                               --------      --------     --------     ----------
NET INCOME (LOSS) PER $5,000 LIMITED PARTNER UNIT
   (2,425 UNITS OUTSTANDING)                                   $     (7)     $     43     $    (18)    $       86
                                                               --------      --------     --------     ----------

                            See Accompanying Notes

                    TEXLAND DRILLING PROGRAM  - 1981, LTD.
                            (A LIMITED PARTNERSHIP)

                         STATEMENT OF PARTNERS' EQUITY
                     Nine Months Ended September 30, 1998
                                  (Unaudited)

                                                    Limited          General
                                    Total           Partner          Partner
                                  ----------       ----------       ---------
BALANCE DECEMBER 31, 1997         $3,077,630       $2,225,481       $ 852,149

Partners' Contributions               20,090                           20,090

Partners' Distributions             (294,538)        (168,538)       (126,000)

Net Income (Loss)                    (32,451)         (43,505)         11,054
                                  ----------       ----------       ---------
BALANCE SEPTEMBER 30, 1998        $2,770,732       $2,013,438       $ 757,293
                                  ==========       ==========       =========

                            See Accompanying Notes

                     TEXLAND DRILLING PROGRAM - 1981, LTD.
                            (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOW
                 Nine Months Ended September 30, 1998 and 1997
                                  (Unaudited)

                                                                                            1998                 1997
                                                                                          ---------            ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)                                                                      $ (32,451)           $ 321,909
   Adjustments to Reconcile Net Income to Net Cash Provided by
       Operating Activities:
       Depreciation, Depletion and Amortization Expenses                                    236,714              226,743
       Abandoned Leaseholds
       Loss on Sale of Assets
       Change in Accounts Receivable                                                         49,307               69,571
       Change in Accounts Payable                                                            26,842               35,709
                                                                                          ---------            ---------
       Total Adjustments                                                                    312,863              332,023
                                                                                          ---------            ---------
       Net Cash Provided by Operating Activities                                            280,412              653,932

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of Property and Equipment                                                    (20,867)            (230,993)
   Proceeds from Sale of Property and Equipment                                                   -                    -
                                                                                          ---------            ---------
       Net Cash Used by Investing Activities                                                (20,867)            (230,993)

CASH FLOWS FROM FINANCING ACTIVITIES
   Partners' Contributions                                                                   20,090               93,953
   Partners' Distributions                                                                 (294,538)            (555,650)
                                                                                          ---------            ---------
       Net Cash Used by Financing Activities                                               (274,447)            (461,697)

NET INCREASE IN CASH                                                                        (14,903)             (38,758)
Cash at Beginning of Year                                                                    63,132               92,858
                                                                                          ---------            ---------
CASH AT END OF QUARTER                                                                    $  48,229            $  54,100
                                                                                          =========            =========

                            See Accompanying Notes

                      TEXLAND DRILLING PROGRAM-1981, LTD.
                            (A LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 1998
                                  (Unaudited)



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

                      TEXLAND DRILLING PROGRAM-1981, LTD.
                            (A LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              September 30, 1998
                                  (Unaudited)



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

3.  FEES TO MANAGING GENERAL PARTNER (TEXLAND PETROLEUM, INC.)

In consideration of its management services rendered, the Managing General Partner is entitled to charge management fees to the Partnership. In addition, for the nine months ended September 30, 1998 and September 30, 1997, the Partnership was charged $69,447 and $110,436 respectively for technical services, accounting services, and supervisory services performed by the employees of the Managing General Partner and such charges are included in intangible development costs, production expenses and fees to Managing General Partner. These charges are allocated between the General and Limited Partners based upon applicable revenue and expense sharing rates.

                      TEXLAND DRILLING PROGRAM-1981, LTD.
                            (A LIMITED PARTNERSHIP)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                              September 30, 1998



The Partnership's average price per barrel of oil for the third quarter of 1998 was $8.44 as compared to $14.74 for the third quarter of 1997. The decreased revenue and related severance tax expense result primarily from the decrease in average oil prices.

Production expenses for 1998 increased from the comparable period in 1997, due to increased remedial workover activity and, in particular, a significant workover expenditure on a deep South Texas gas well in which the Partnership has a substantial interest.

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


                                        Texland Drilling Program-1981, Ltd.



                                        By /s/ M. E. Chapman
                                          --------------------------------------
                                          M. E. Chapman, Vice President
                                          of Texland Petroleum, Inc.,
                                          General Partner - Texland
                                          Properties-1981


Date: November 13, 1998