Form 10-K
period 1998-12-31
TEXLAND DRILLING PROGRAM 1981
filed 1999-04-15
CIK 352507

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   Form 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the year ended
December 31, 1998                                 Commission File Number 2-71865
-----------------                                 ------------------------------


                         TEXLAND DRILLING PROGRAM-1981
                         -----------------------------
                             (Name of Registrant)


        TEXAS                                             75-1791491
----------------------                      ------------------------------------
State of Organization)                      I. R. S. Employer Identification No.


500 Throckmorton Street, Suite 3100
        Fort Worth, Texas                                   76102
-----------------------------------                       --------
   (Address of Executive Offices)                         Zip Code


                 Registrant's Telephone Number  (817) 336-2751
                                                --------------

          Securities registered pursuant to Section 12(b) of the Act:

Units of Limited Partnership Interest                                  None
-------------------------------------                             -------------
     (Title of Class)                                             (Voting Units)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days   YES X     NO
                                        -


                   This report contains a total of 21 pages.

                                    PART I

Item 1.  Business

Texland Drilling Program-1981 (a Limited Partnership) was formed on July 20, 1981 with $12,125,000 in aggregate Limited Partnership subscriptions for the purpose of engaging in the exploration for oil and gas. Such exploration has taken place principally in the geological area known as the Texas Permian Basin. The Partnership's drilling and exploration phase is complete. Development of the Partnership's properties is also substantially complete; however, development drilling may be undertaken on the Partnership's secondary recovery properties to the extent necessary to insure the maximum commercial recovery of reserves. During 1997 the Partnership participated in the drilling of 6 such wells. No development wells were drilled in 1998.

The Partnership has no plans to borrow funds or reinvest significant amounts of oil and gas revenues. To the extent that in-fill development is deemed necessary, however; such operations will be funded from available cash flow.

See Note 6 of Notes to the Financial Statements on page 19 for information about major purchasers. Sales to such purchasers are on a competitive basis on short-term contracts customarily used in the industry. Should sales to these purchasers become interrupted, management believes alternative purchasers would be immediately available on similar terms.

The price of oil and gas is affected by world wide supply and demand beyond the Partnership's control. The average posted price during the past five years for West Texas Sour (at an assumed gravity of 40 degrees), the primary type of Partnership oil, is as follows:

                                   1994  $14.28
                                   1995  $15.42
                                   1996  $19.10
                                   1997  $16.86
                                   1998  $ 9.88

From January 1, 1999 to April 7, 1999, oil prices of such oil ranged from a low of $6.65 to a high of $12.40.

Item 2 - Properties

The Partnership currently has an interest in 257 active gross oil and gas wells, representing 18.35 net wells. Two of the gross wells and .6393 of the net wells are gas wells and the remainder are oil wells.

The Partnership currently has 243 oil wells included in 8 different active enhanced recovery projects operated by Texland Petroleum, Inc. Such enhanced recovery projects are designed to pressurize the oil bearing reservoirs and increase the producing rates, property life and overall ultimate recovery of oil.

Item 3 - Legal Proceedings

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

                                    PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters

Omitted.  Not applicable.

Item 6 - Selected Financial Data

The following tables present selected financial data for each of the past five years ended December 31, 1998 The data has been derived from the audited financial statements:

                           TEXLAND DRILLING PROGRAM-1981
                          SELECTED FINANCIAL INFORMATION
                          FOR THE YEAR ENDED DECEMBER 31
                          ------------------------------


STATEMENT OF OPERATIONS DATA:
-----------------------------

                                      1998         1997        1996        1995        1994
                                  ------------  ----------  ----------  ----------  -----------
  Revenues                        $   930,669   $1,481,650  $1,694,003  $1,213,648  $1,061,713

  Net Income/(Loss):
    Limited Partners                  102,121      111,810     314,195      86,433     (40,855)
    General Partners               (1,165,375)     198,949     402,096     141,732      29,776
                                  -----------   ----------  ----------  ----------  ----------

  Net Income/(Loss)               $(1,063,254)  $  310,759  $  716,291  $  228,165  $  (11,079)
                                  ===========   ==========  ==========  ==========  ==========


  Net Income/(Loss) per $5,000
  Limited Partner Units (2,425
  Units Outstanding)
                                  $        42   $       46  $      130  $       36  $      (17)
                                  ===========   ==========  ==========  ==========  ==========
BALANCE SHEET DATA:
-------------------

  Total Assets                    $ 1,716,897   $3,124,611  $3,402,265  $3,513,673  $3,673,969

  Total Liabilities               $    43,557   $   46,981  $   46,594  $   64,086  $   51,736

  Partners' Equity                $ 1,673,340   $3,077,630  $3,355,671  $3,449,587  $3,621,960

PARTNERSHIP CASH DISTRIBUTIONS
------------------------------
  Limited Partner (per $5,000
     unit)                        $        85   $      110  $      155  $       95  $       57
  General Partner                 $   159,100   $  430,700  $  506,700  $  247,450  $  188,500


Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Results

Oil and gas sales decreased by approximately 39% in 1998 as compared to 1997. The average price of Partnership oil decreased by approximately 41% in 1998. The decrease in revenue is primarily due to such change in oil prices.

Oil and gas sales decreased by approximately 12.5% in 1997 as compared to 1996. The decrease results from a 11.8% drop in the average price of Partnership oil.

Fees to the managing general partner decreased in 1998 as compared to 1997. The decrease is due to the relative decreased activity in 1998 as compared to 1997. Fees to the managing general partner increased in 1997 as compared to 1996 due to inflationary increases in the costs upon which these charges are based and due to a relative increase in activity over the prior year.

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

Due to the large decline in the price of oil in 1998, the Partnership's estimated future economically recoverable oil reserves experienced a large decline. This resulted in a large increase in the amount of units-of-production depreciation and depletion for 1998. Depreciation and depletion for 1998 is $1,330,640 as compared to $429,700 for 1997.

In 1997, depreciation, depletion and amortization increased by approximately $92,000. This increase is in part due to developmental drilling activity on a property in which the Partnership owns a 10% interest. Such drilling increases
the  the Partnership's amortizable base.   The remainder of the increase for
1997 was due to revisions in estimates of future recoverable reserves.

Production expenses remained relatively stable for 1998 but increased by 15% in 1997 over 1996. The increase for 1997 is due to increased operating expense levels on the developmental property described above. Also, a general overall inflationary increase in operating costs was experienced in 1997.

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

Year 2000

The Partnership relies wholly upon Texland Petroleum, Inc. as managing General Partner for the operation and administration of the Partnership. Texland Petroleum, Inc. has completed Year 2000 changes and upgrades on all its critical systems. The remaining non-critical systems will be tested and necessary changes made by September 30, 1999.

Accordingly, the Partnership believes the Year 2000 will not have significant adverse effects on its operations.

Item 8 - Financial Statements and Supplementary Data:

See Index to Financial Statements on Page 10 of this report.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.



                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

The Partnership has no officers, employees or directors. The background of the General Partners is as follows:

R. J. Schumacher - Age 70, Vice President and Director of Texland Petroleum, Inc. since May, 1967, has been an independent oil operator involved in drilling and producing operations and the financing of oil and gas prospects, principally in West Texas, Oklahoma and Arkansas. He has served as an executive officer with Texland since its incorporation. For more than ten years prior to becoming an independent oil operator, Mr. Schumacher was the chief financial officer, contract drilling manager and land supervisor for an independent oil and gas drilling contractor and operator. Mr. Schumacher is a Certified Public Accountant. He received a Bachelor of Science in Commerce degree from Texas Christian University in 1950 and a Master in Professional Accounting degree from the University of Texas in 1951.

W. E. Rector - Age 64 Chairman of the Board and Director of Texland Petroleum, Inc., has been an independent petroleum geologist and oil operator since May, 1969. He has served as an executive officer with Texland since its incorporation. He has had experience as a consulting petroleum geologist and as an independent oil operator, has been involved in the origination and development of oil and gas prospects and in raising funds for their financing in the Mid- to 1970 he was employed by Pan American Petroleum Corp. in the Fort Continent area since 1969. For more than ten years prior to becoming an independent oil operator, Mr. Rector was associated with Pan American Petroleum as an exploration petroleum geologist. Mr. Rector received a Bachelor of Science degree in Geology from Ohio State University in 1957 and a Master of Science degree in Geology from the University of Michigan in 1958. He is a member of the American Association of Petroleum Geologists and is a Certified Petroleum Geologist.

J. N. Namy - Age 60 President, CEO and Director of Texland Petroleum, Inc., was employed by Texland as a geologist in June 1978. From 1967 Worth Division.
From 1970 to 1978 he taught at Baylor University achieving the rank of Associate Professor. During this time, he served as a consultant for several independent petroleum companies working on exploration and development projects in the Eastern Shelf and the Permian Basin of West Texas and New Mexico, as well as the southern Rockies of New Mexico and Colorado. He received his Bachelor and Master degrees from Western Reserve University in Cleveland, Ohio and his Ph. D. degree from the University of Texas at Austin in 1969. Mr. Namy is a member of the American Association of Petroleum Geologists, Geological Society of America and the Society of Economic Paleontologists and Mineralogists.

J. H. Wilkes - Age 43, President, COO and Director of Texland Petroleum, Inc., was employed by Texland as a reservoir engineer in August 1984. From 1978 to 1984, he was employed by Sun Exploration and Production Company in Midland and Abilene, Texas. The first three years he served as a production engineer and for the remaining three years he served as a reservoir engineer. He received a Bachelor of Science degree in Petroleum Engineering from Texas A&M University in 1978. He is a member of the Society of Petroleum Engineers, A.I.M.E. and is a registered professional engineer in Texas.


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


TEXLAND DRILLING PROGRAM-1981
-----------------------------
     Registrant


By /s/ M.E.Chapman                .
  ---------------------------------
  M.E.Chapman, Vice President
  Texland Petroleum, Inc.,
  Managing General Partner                      Date  April 8, 1999



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


By /s/ W.E.Rector                  .
  ----------------------------------
  W.E.Rector, Chairman of the
  Board, Texland Petroleum, Inc.
  Managing General Partner.                     Date  April 8, 1999


By /s/ R.J.Schumacher               .
  -----------------------------------
  R.J.Schumacher, Vice President,
  Director, Texland Petroleum, Inc.
  Managing General Partner                      Date  April 8, 1999


By /s/ J.N.Namy                     .
  -----------------------------------
  J.N.Namy, President, CEO,
  Director, Texland Petroleum, Inc.
  Managing General Partner                      Date  April 8, 1999


By /s/ J.H.Wilkes                   .
  -----------------------------------
  J.H.Wilkes, President, COO,
  Director, Texland Petroleum, Inc.
  Managing General Partner                      Date  April 8, 1999

--------------------------------------------------------------------------------



                      Texland Drilling Program-1981, Ltd.

                             Financial Statements
                          December 31, 1998 and 1997



--------------------------------------------------------------------------------

Texland Drilling Progarm - 1981, Ltd.
Index to Financial Statements

--------------------------------------------------------------------------------

                                                                        Page No.


Report of Independent Auditors                                              11

Financial Statements

Balance Sheets                                                              13

Statements of Operations                                                    14

Statements of Partners' Capital                                             15

Statements of Cash Flows                                                    16

Notes to Financial Statements                                               17


All financial statement schedules have been omitted since the required information is included in the financial statements or the notes thereto or is not applicable or not required.

--------------------------------------------------------------------------------

                        REPORT OF INDEPENDENT AUDITORS


The Partners
Texland Drilling Program-1981, Ltd.

We have audited the balance sheets of Texland Drilling Program-1981, Ltd. as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements listed in the accompanying index to the financial statements present fairly, in all material respects, the financial position of Texland Drilling Program-1981, Ltd. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



Fort Worth, Texas
March 25, 1999

--------------------------------------------------------------------------------


                             Financial Statements


--------------------------------------------------------------------------------

Texland Drilling Program - 1981, Ltd. (A Limited partnership)
Balance Sheets
December 31, 1998 and 1997





                                                                     1998                        1997
                                                                --------------              --------------
ASSETS
Current Assets
Cash                                                            $        8,308              $       63,132
Accounts receivable - trade (Note 6)                                    73,153                     114,817
                                                                        81,461                     177,949
                                                                --------------              --------------
Property and Equipment, at Cost (Successful
 Efforts Method) (Notes 2, 3, 4 and 5)
Intangible development costs                                         7,119,641                   7,856,354
Lease and well equipment                                             4,177,316                   4,562,176
Producing leaseholds                                                   165,295                     373,188
                                                                --------------              --------------
                                                                    11,462,252                  12,791,718
Accumulated depreciation, depletion and amortization                (9,826,816)                 (9,845,056)
                                                                --------------              --------------
                                                                     1,635,436                   2,946,662
                                                                --------------              --------------

                                                                $    1,716,897              $    3,124,611
                                                                ==============              ==============

LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
Accounts payable:
 Managing general partner (Note 5)                              $       43,557              $       46,981
                                                                --------------              --------------

Partners' Capital (Notes 4 and 7)
Limited partners, 2,425 units outstanding                            2,122,689                   2,225,481
General partners                                                      (449,349)                    852,149
                                                                --------------              --------------
                                                                     1,673,340                   3,077,630
                                                                --------------              --------------

                                                                $    1,716,897              $    3,124,611
                                                                ==============              ==============

--------------------------------------------------------------------------------

See accompanying notes to financial statements.

Texland Drilling Program - 1981, Ltd. (A Limited Partnership)
Statements of Operations
For the Years Ended December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------

                                                       1998                        1997                        1996
                                                 ---------------              --------------              --------------
Revenue
Oil and gas sales (Note 6)                       $       903,162              $    1,479,988              $    1,691,058
Interest income                                            1,141                       1,662                       2,945
Gain on sale of assets                                    26,366
                                                 ---------------              --------------              --------------
                                                         930,669                   1,481,650                   1,694,003
                                                 ---------------              --------------              --------------
Expense (Note 5)
Fees to managing general partner                          87,980                      99,700                      64,200
Production expense                                       517,358                     551,702                     477,877
Severance tax                                             41,571                      73,118                      82,123
Depreciation, depletion and amortization               1,330,640                     429,700                     337,814
Other                                                     16,374                      16,671                      15,698
                                                 ---------------              --------------              --------------
                                                       1,993,923                   1,170,891                     977,712
                                                 ---------------              --------------              --------------

Net Income (Loss)                                $    (1,063,254)             $      310,759              $      716,291
                                                 ===============              ==============              ==============

Allocation of Net Income (Loss) (Note 7)
Limited partners                                 $       102,121              $      111,810              $      314,195
General partners                                      (1,165,375)                    198,949                     402,096
                                                 ---------------              --------------              --------------

                                                 $    (1,063,254)             $      310,759              $      716,291
                                                 ===============              ==============              ==============

Net Income per $5,000 Limited
Partner Unit (2,425 Units Outstanding)           $            42              $           46              $          130
                                                 ===============              ==============              ==============

--------------------------------------------------------------------------------

See accompanying notes to financial statements.

Texland Drilling Program - 1981, Ltd. (A Limited Partnership)
Statements of Partners' Capital
For the Years Ended December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------


                                                                  Limited             General
                                                                 Partners            Partners              Total
                                                             --------------       -------------       ----------------
Balance at December 31, 1995                                 $    2,442,101       $   1,007,486       $      3,449,587
Partners' distributions                                            (375,875)           (506,700)              (882,575)
Partners' contributions (Note 4)                                                         72,368                 72,368
Net income                                                          314,195             402,096                716,291
                                                             --------------       -------------       ----------------

Balance at December 31, 1996                                      2,380,421             975,250              3,355,671
Partners' distributions                                            (266,750)           (430,700)              (697,450)
Partners' contributions (Note 4)                                                        108,650                108,650
Net income                                                          111,810             198,949                310,759
                                                             --------------       -------------       ----------------

Balance at December 31, 1997                                      2,225,481             852,149              3,077,630
Partners' distributions                                            (204,913)           (159,100)              (364,013)
Partners' contributions (Note 4)                                                         22,977                 22,977
Net income (loss)                                                   102,121          (1,165,375)            (1,063,254)
                                                             --------------       -------------       ----------------
Balance at December 31, 1998                                 $    2,122,689       $    (449,349)      $      1,673,340
                                                             ==============       =============       ================

--------------------------------------------------------------------------------

See accompanying notes to financial statements.

Texland Driling Program - 1981, Ltd. (A Limited Partnership)
Statements of Cash Flows
For the Years Ended December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------


                                                    1998                          1997                        1996
                                              ----------------               --------------              --------------
Cash Flows From Operating Activities
Net income (loss)                             $     (1,063,254)              $      310,759              $      716,291
                                              ----------------               --------------              --------------
Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
  Depreciation, depletion and amortization           1,330,640                      429,700                     337,814
  Gain on sale of assets                              (26,366)
  (Increase) decrease in accounts receivable           41,664                       64,294                     (14,067)
  Increase (decrease) in accounts payable              (3,424)                         387                     (17,492)
                                                                                                         --------------
                                                     1,342,514                      494,381                     306,255
                                              ----------------               --------------              --------------
Net cash provided by operating activities              279,260                      805,140                   1,022,546
                                              ----------------               --------------              --------------

Cash Flows From Investing Activities
Acquisition of property and equipment                  (19,414)                    (246,066)                   (190,394)
                                                                                                         --------------
Process from sale of assets                             26,366
                                              ----------------               --------------              --------------
Net cash used in investing activities                    6,952                     (246,066)                   (190,394)
                                              ----------------               --------------              --------------

Cash Flows From Financing Activities
Partners' contributions                                 22,977                      108,650                      72,368
Partners' distributions                               (364,013)                    (697,450)                   (882,575)
                                              ----------------               --------------              --------------
Net cash used in financing activities                 (341,036)                    (588,800)                   (810,207)
                                              ----------------               --------------              --------------

Net Change in Cash                                     (54,824)                     (29,726)                     21,945
Cash - beginning of year                                63,132                       92,858                      70,913
                                              ----------------               --------------              --------------

Cash - End of Year                            $          8,308               $       63,132              $       92,858
                                              ================               ==============              ==============

--------------------------------------------------------------------------------

See accompanying notes to financial statements.

Texland Drilling Program - 1981, Ltd. (A Limited Partnership)
Notes to Financial Statements

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

--------------------------------------------------------------------------------

Texland Drilling Program - 1981, Ltd. (A Limited Partnership)
Notes to Financial Statements

--------------------------------------------------------------------------------

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

2.   Costs Incurred in Oil and Gas Producing Activities

The following summarizes the Partnership's costs incurred in its oil and gas activities, all of which were conducted within the United States, for the years ended December 31:


                     Lease Acquisition Costs                     Development Costs
             -------------------------------------      ----------------------------------

                  Expensed           Capitalized             Expensed          Capitalized
             ----------------     ----------------      ----------------     -------------
1996                              $             38      $            554     $     189,591
1997                                           320                   203           245,746
1998                                            38                   181            19,376


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

5.   Payments to Managing General Partner

The Partnership was charged $171,851, $185,191, and $147,247 in 1998, 1997, and
1996 respectively, for technical and accounting services performed by employees of the managing general partner. These charges are included in intangible development costs, production expenses and fees to managing general partner.

Supervisory fees charged to the Partnership by the managing general partner for drilling and operating the partnership wells were $152,423, $162,519, and $155,357 in 1998, 1997, and 1996 respectively, and are included in intangible development costs and production expenses.

These charges are allocated between the general and limited partners based upon applicable revenue and expense sharing rates.

6.   Major Purchasers

Purchasers which accounted for 10% or more of the Partnership's sales were as follows:

                                                         1998                 1997                 1996
                                                   --------------       --------------       --------------
BHT Marketing, Inc.                                         34%                  44%                  38%
AMOCO Production Company                                    31%                  36%                  45%
Tristar Gas Marketing                                       15%                  12%
                                                   --------------       --------------       --------------
                                                            80%                  92%                  83%
                                                   ==============       ==============       ==============


Texland Petroleum, Inc., receives substantially all revenues directly from the purchasers and subsequently disburses these revenues to interest owners. Substantially all trade accounts receivable were due from Texland Petroleum, Inc. at December 31, 1998 and 1997.

--------------------------------------------------------------------------------

Texland Drilling Program - 1981, Ltd. (A Limited Partnership)
Notes to Financial Statements

--------------------------------------------------------------------------------

7.   Reconciliation of Book-Tax Reporting Differences

Although the Partnership financial statements are prepared in accordance with generally accepted accounting principles, its books and records are maintained on the basis of accounting used for federal income tax purposes.

The following summarizes book-tax reporting differences for the year ended December 31, 1998:


                                                              Limited             General
                                                             Partners             Partners                Total
                                                         ----------------    ------------------     ------------------
Net Income Differences:

Net income (loss) for financial reporting
    purposes                                             $        102,121    $       (1,165,375)    $       (1,063,254)
                                                         ----------------    ------------------     ------------------

Expenses for federal income tax purposes
   capitalized for financial reporting purposes                    (2,067)               (1,301)                (3,368)
Excess of depreciation, depletion and
   amortization expense for financial
   reporting purposes over amounts for
   federal income tax purposes                                     23,956             1,263,277              1,287,233
                                                         ----------------    ------------------     ------------------

Additional income for federal income
   tax purposes                                                    21,889             1,261,976              1,283,865
                                                         ----------------    ------------------     ------------------

Net income for federal income tax purposes               $        124,010    $           96,601     $          220,611
                                                         ================    ==================     ==================

--------------------------------------------------------------------------------

Texland Drilling Program - 1981, Ltd. (A Limited Partnership)
Notes to Financial Statements

--------------------------------------------------------------------------------

                                                                 Limited             General
                                                                 Partners            Partners             Total
                                                            ----------------    ---------------    ----------------
Partners' Capital  Differences:

Partners' capital at December 31, 1998,
   for financial reporting purposes                         $      2,122,689    $      (449,349)   $      1,673,340

Additional income (loss) for federal
   income tax purposes:

     1998                                                             21,889          1,261,976           1,283,865
     1997                                                            112,381            132,092             244,473
     1996                                                             99,228             74,176             173,404
     1995                                                            157,172            120,204             277,376
     1994                                                            197,999            107,966             305,965
     1993                                                            277,730            214,742             492,472
     1992                                                            240,459            100,370             340,829
     1991                                                            318,408            152,615             471,023
     1990                                                            550,882            160,269             711,151
     1989                                                            552,963            120,851             673,814
     1988                                                            795,772            (36,000)            759,772
     1987                                                            517,630             (3,242)            514,388
     1986                                                            332,931           (253,798)             79,133
     1985                                                            921,282           (682,039)            239,243
     1984                                                          1,276,759           (479,063)            797,696
     1983                                                          1,145,881             76,871           1,222,752
     1982                                                           (503,533)          (134,627)           (638,160)
     1981                                                         (8,051,462)          (125,697)         (8,177,159)
Investment tax credit basis reduction not
   recognized for financial reporting purposes                                          (39,178)            (39,178)
                                                            ----------------    ---------------    ----------------

Partners' capital December 31, 1998,
   for federal income tax purposes                          $      1,087,060    $       319,139    $      1,406,199
                                                            ================    ===============    ================

--------------------------------------------------------------------------------