Form 10-Q
period 1999-06-30
TEXLAND DRILLING PROGRAM 1981
filed 1999-08-16
CIK 352507

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended
   June 30, 1999                                  Commission File Number 2-71865
--------------------                              ------------------------------

                      TEXLAND DRILLING PROGRAM-1981, LTD.
                      -----------------------------------
                             (Name of Registrant)


         TEXAS                                          75-1791491
-----------------------                               --------------
(State of Organization)                     (I.R.S. Employer Identification No.)

     500 Throckmorton Street, Suite 3100
               Fort Worth, Texas                              76102
-------------------------------------------------            -------
       (Address of Executive Offices)                        Zip Code

                Registrant's Telephone Number   (817) 336-2751
                                                --------------

          Securities registered pursuant to Section 12(b) of the Act:

Units of Limited Partnership Interest                          None
-------------------------------------                        ----------
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

                      Texland Drilling Program-1981, Ltd.

                         Index To Financial Statements


                                Reference Page
                                --------------

Balance Sheets at June 30, 1999 and                                    3
    December 31, 1998.

Statements of Operations for the Six Months                            4
    Ended June 30, 1999 and 1998.

Statement of Partners' Equity at June 30, 1999.                        5

Statements of Cash Flows for Six Months Ended                          6
    June 30, 1999 and 1998.

Notes to Financial Statements.                                       7-8

                      Texland Drilling Program - 1981, Ltd.
                             (A Limited Partnership)

                                 Balance Sheets
                       June 30, 1999 and December 31, 1998
                                   (Unaudited)

ASSETS
                                                                                               6/30/99        12/31/98
                                                                                            ------------    ------------
Current Assets
    Cash                                                                                    $     29,775    $      8,308
    Accounts Receivable
       Trade                                                                                      76,916          73,153
       General Partner                                                                                --              --
                                                                                            ------------    ------------

       Total Current Assets                                                                      106,691          81,461

Property and Equipment, at Cost
    (Successful Efforts Method)
    Intangible Development Costs                                                               7,119,641       7,119,641
    Lease and Well Equipment                                                                   4,180,558       4,177,316
    Producing Leaseholds                                                                         165,314         165,295
                                                                                            ------------    ------------

                                                                                              11,465,514      11,462,252
    Less: Accumulated Depreciation, Depletion & Amortization                                   9,986,904       9,826,816
                                                                                            ------------    ------------

                                                                                               1,478,610       1,635,436
    Wells-in-Progress
    Nonproducing Leaseholds                                                                           --              --
                                                                                            ------------    ------------

       Net Property, Plant and Equipment                                                       1,478,610       1,635,436

Organizational Costs (net of $1,141,028 amortization in 1991
    and $1,069,798 in 1990)                                                                           --              --

    Total Assets                                                                            $  1,585,301    $  1,716,897
                                                                                            ============    ============



LIABILITIES AND PARTNERS' EQUITY

Current Liabilities
    Accounts Payable - Trade                                                                      42,081          43,557
                                                                                            ------------    ------------

    Total Current Liabilities                                                                     42,081          43,557

Partners' Equity
    Limited Partners - 2,425 Units Outstanding                                                 2,146,192       2,122,689
    General Partner                                                                             (602,971)       (449,349)
                                                                                            ------------    ------------

    Total Partners' Equity                                                                     1,543,221       1,673,340
                                                                                            ------------    ------------

    Total Liabilities and Partners' Equity                                                     1,585,301       1,716,897
                                                                                            ============    ============


                             See Accompanying Notes

                      Texland Drilling Program - 1981, Ltd.
                             (A Limited Partnership)

                             Statement of Operations
                             June 30, 1999 and 1998
                                   (Unaudited)

                                                        Three Months Ended         Six Months Ended
                                                              June 30,                 June 30,
                                                         1999         1998         1999         1998
                                                      ---------    ---------    ---------    ---------
Revenues
    Oil and Gas Sales                                 $ 231,877    $ 229,005    $ 403,497    $ 494,751
    Interest Income                                         136          306          231          745
    Gain on Sale                                             --           --           --           --
                                                      ---------    ---------    ---------    ---------

                                                        232,014      229,310      403,728      495,495

Expenses
    Fees to Managing General Partner                     21,975       19,730       43,950       43,990
    Production Expenses                                  95,487      149,868      195,727      273,194
    Severance Tax Withholding                            10,681       10,534       18,575       22,759
    Depreciation, Depletion & Amortization Expenses      80,044       78,905      160,087      157,809
    Other Expenses                                       14,878       11,996       16,157       13,687
                                                      ---------    ---------    ---------    ---------

                                                        223,064      271,033      434,496      511,439
                                                      ---------    ---------    ---------    ---------

Net Income (Loss)                                     $   8,950    $ (41,723)   $ (30,768)   $ (15,944)
                                                      ---------    ---------    ---------    ---------


Net Income (Loss) Allocation
    Limited Partners                                     (9,539)     (33,335)      53,815      (27,699)
    General Partner                                      18,489       (8,388)     (84,583)      11,755
                                                      ---------    ---------    ---------    ---------

                                                      $   8,950    $ (41,723)   $ (30,768)   $ (15,944)
                                                      ---------    ---------    ---------    ---------

Net Income (Loss) per $5,000 Limited Partner Unit
    (2,425 Units Outstanding)                         $      (4)   $     (14)   $      22    $     (11)
                                                      ---------    ---------    ---------    ---------




                            See Accompanying Notes

                      Texland Drilling Program - 1981, Ltd.
                             (A Limited Partnership)

                          Statement of Partners' Equity
                         Six Months Ended June 30, 1999
                                   (Unaudited)


                                                                         Limited        General
                                                           Total         Partner        Partner
                                                        -----------    -----------    -----------
Balance December 31, 1998                               $ 1,673,340    $ 2,122,689    $  (449,349)

Partners' Contributions                                       3,262                         3,262

Partners' Distributions                                    (102,613)       (30,313)       (72,300)

Net Income (Loss)                                           (30,768)        53,815        (84,583)
                                                        -----------    -----------    -----------
Balance June 30, 1999                                   $ 1,543,221    $ 2,146,192    $  (602,971)
                                                        ===========    ===========    ===========





                             See Accompanying Notes

                      Texland Drilling Program - 1981, Ltd.
                             (A Limited Partnership)

                             Statements of Cash Flow
                     Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)


                                                                      1999         1998
                                                                 ---------    ---------
Cash Flows from Operating Activities
   Net Income (Loss)                                             $ (30,768)   $ (15,944)
   Adjustments to Reconcile Net Income to Net Cash Provided by
       Operating Activities:
       Depreciation, Depletion and Amortization Expenses           160,087      157,809
       Abandoned Leaseholds
       Loss on Sale of Assets
       Change in Accounts Receivable                                (3,763)      45,911
       Change in Accounts Payable                                   (1,476)         518
                                                                 ---------    ---------

       Total Adjustments                                           154,848      204,238
                                                                 ---------    ---------

       Net Cash Provided by Operating Activities                   124,079      188,294

Cash Flows from Investing Activities
   Acquisition of Property and Equipment                            (3,262)     (12,989)
   Proceeds from Sale of Property and Equipment                         --           --
                                                                 ---------    ---------
       Net Cash Used by Investing Activities                        (3,262)     (12,989)

Cash Flows from Financing Activities
   Partners' Contributions                                           3,262       12,212
   Partners' Distributions                                        (102,613)    (235,125)
                                                                 ---------    ---------

       Net Cash Used by Financing Activities                       (99,351)    (222,913)

Net Increase in Cash                                                21,467      (47,608)
Cash at Beginning of Year                                            8,308       63,132
                                                                 ---------    ---------

Cash at End of Quarter                                           $  29,775    $  15,524
                                                                 =========    =========


                             See Accompanying Notes

                      Texland Drilling Program-1981, Ltd.
                            (A Limited Partnership)

                         Notes To Financial Statements
                                 June 30, 1999
                                  (Unaudited)


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

                      Texland Drilling Program-1981, Ltd.
                            (A Limited Partnership)

                   Notes To Financial Statements (Continued)
                                 June 30, 1999
                                  (Unaudited)

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

3.  Fees To Managing General Partner (Texland Petroleum, Inc.)

In consideration of its management services rendered, the Managing General Partner is entitled to charge management fees to the Partnership. In addition, for the six months ended June 30, 1999 and June 30, 1998, the Partnership was charged $85,926 and $92,596 respectively for technical services, accounting services, and supervisory services performed by the employees of the Managing General Partner and such charges are included in intangible development costs, production expenses and fees to Managing General Partner. These charges are allocated between the General and Limited Partners based upon applicable revenue and expense sharing rates.

                      Texland Drilling Program-1981, Ltd.
                            (A Limited Partnership)

                   Notes To Financial Statements (Continued)
                                 June 30, 1999
                                  (Unaudited)

The Partnership's average price per barrel of oil for the second quarter of 1999 was $9.60 as compared to $7.24 for the second quarter of 1998. The decreased revenue and related severance tax expense result primarily from the decrease in average oil prices.

Production expenses for 1999 decreased from the comparable period in 1998, due to discretionary cost cuts, decreased levels of remedial activity, and curtailment of marginal production. In addition, several wells were shut-in temporarily due to low oil prices.

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


     Texland Drilling Program-1981, Ltd.



                                    By       /s/ Michael A. Chapman
                                      ----------------------------------------
                                      M. E. Chapman, Vice President
                                      of Texland Petroleum, Inc.,
                                      General Partner - Texland
                                      Properties-1981



Date: August 13, 1999