Form 10-Q
period 1999-09-30
TEXLAND DRILLING PROGRAM 1981
filed 1999-11-17
CIK 352507

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended
  September 30, 1999                             Commission File Number 2-71865
-------------------------                        ------------------------------

                      TEXLAND DRILLING PROGRAM-1981, LTD.
                      -----------------------------------
                             (Name of Registrant)


         TEXAS                                           75-1791491
-----------------------                     ------------------------------------
(State of Organization)                     (I.R.S. Employer Identification No.)

500 Throckmorton Street, Suite 3100
        Fort Worth, Texas                                                 76102.
-----------------------------------                                      -------
  (Address of Executive Offices)                                        Zip Code

                Registrant's Telephone Number   (817) 336-2751
                                                --------------

          Securities registered pursuant to Section 12(b) of the Act:

Units of Limited Partnership Interest                                  None.
-------------------------------------                             --------------
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

    YES  X         NO ______
       -------


                   This report contains a total of 10 pages.

                      Texland Drilling Program-1981, Ltd.

                         Index To Financial Statements


                                Reference Page
                                --------------

Balance Sheets at September 30, 1999 and                        3
    December 31, 1998.

Statements of Operations for the Nine Months                    4
    Ended September 30, 1999 and 1998.

Statement of Partners' Equity at September 30, 1999.            5

Statements of Cash Flows for Nine Months Ended                  6
    September 30, 1999 and 1998.

Notes to Financial Statements.                                7-8

                     Texland Drilling Program - 1981, Ltd.
                            (A Limited Partnership)

                                Balance Sheets
                   September 30, 1999 and December 31, 1998
                                  (Unaudited)

ASSETS
                                                                                       9/30/99            12/31/98
                                                                                   -----------         -----------
Current Assets
    Cash                                                                           $    48,307         $     8,308
    Accounts Receivable
       Trade                                                                            91,496              73,153
       General Partner                                                                       -                   -
                                                                                   -----------         -----------
       Total Current Assets                                                            139,804              81,461

Property and Equipment, at Cost
    (Successful Efforts Method)
    Intangible Development Costs                                                     7,122,248           7,119,641
    Lease and Well Equipment                                                         4,182,732           4,177,316
    Producing Leaseholds                                                               165,333             165,295
                                                                                   -----------         -----------
                                                                                    11,470,313          11,462,252
    Less: Accumulated Depreciation, Depletion & Amortization                        10,066,947           9,826,816
                                                                                   -----------         -----------
                                                                                     1,403,366           1,635,436
    Wells-in-Progress
    Nonproducing Leaseholds                                                                  -                   -
                                                                                   -----------         -----------
       Net Property, Plant and Equipment                                             1,403,366           1,635,436

Organizational Costs (net of $1,141,028 amortization in 1991
    and $1,069,798 in 1990)                                                                  -                   -
                                                                                   -----------         -----------
    Total Assets                                                                   $ 1,543,170         $ 1,716,897
                                                                                   ===========         ===========

LIABILITIES AND PARTNERS' EQUITY

Current Liabilities
    Accounts Payable - Trade                                                            50,857              43,557
                                                                                   -----------         -----------
    Total Current Liabilities                                                           50,857              43,557

Partners' Equity
    Limited Partners - 2,425 Units Outstanding                                       2,168,606           2,122,689
    General Partner                                                                   (676,293)           (449,349)
                                                                                   -----------         -----------
    Total Partners' Equity                                                           1,492,313           1,673,340
                                                                                   -----------         -----------
    Total Liabilities and Partners' Equity                                           1,543,170           1,716,897
                                                                                   ===========         ===========

                            See Accompanying Notes

                     Texland Drilling Program - 1981, Ltd.
                            (A Limited Partnership)

                            Statement of Operations
                          September 30, 1999 and 1998
                                  (Unaudited)

                                                                           Three Months Ended              Nine Months Ended
                                                                               September 30,                   September 30,
                                                                             1999            1998           1999             1998
                                                                        ---------        --------      ---------       ----------
Revenues
    Oil and Gas Sales                                                   $ 261,955        $205,288      $ 665,452       $1,168,840
    Interest Income                                                           214             212            445            2,210
    Gain on Sale                                                                -          26,368              -                -
                                                                        ---------        --------      ---------       ----------
                                                                          262,169         231,867        665,897        1,171,050

Expenses
    Fees to Managing General Partner                                       21,975          28,020         65,925           48,150
    Production Expenses                                                   105,553         129,946        301,280          330,680
    Severance Tax Withholding                                              12,050           9,443         30,625           55,305
    Depreciation, Depletion & Amortization Expenses                        80,044          78,905        240,131          267,199
    Other Expenses                                                          1,173           2,061         17,330           14,378
                                                                        ---------        --------      ---------       ----------
                                                                          220,794         248,374        655,291          715,712
                                                                        ---------        --------      ---------       ----------
Net Income (Loss)                                                       $  41,375        $(16,507)     $  10,606       $  455,338
                                                                        ---------        --------      ---------       ----------

Net Income (Loss) Allocation
    Limited Partners                                                       13,564         (15,806)       112,604          208,892
    General Partner                                                        27,810            (701)      (101,997)         246,445
                                                                        ---------        --------      ---------       ----------
                                                                        $  41,375        $(16,507)     $  10,606       $  455,337
                                                                        ---------        --------      ---------       ----------
Net Income (Loss) per $5,000 Limited Partner Unit
    (2,425 Units Outstanding)                                           $       6        $     (7)     $      46       $       86
                                                                        ---------        --------      ---------       ----------

                            See Accompanying Notes

                     Texland Drilling Program - 1981, Ltd.
                            (A Limited Partnership)

                         Statement of Partners' Equity
                     Nine Months Ended September 30, 1999
                                  (Unaudited)

                                                                             Limited                 General
                                                       Total                 Partner                 Partner
                                                    -----------            -----------             -----------
Balance December 31, 1998                           $ 1,673,340            $ 2,122,689             $ (449,349)

Partners' Contributions                                   5,454                                         5,454

Partners' Distributions                                (197,088)               (66,688)              (130,400)

Net Income (Loss)                                        10,606                112,604               (101,997)
                                                    -----------            -----------             -----------
Balance September 30, 1999                          $ 1,492,313            $ 2,168,606             $ (676,293)
                                                    ===========            ===========             ===========

                            See Accompanying Notes

                     Texland Drilling Program - 1981, Ltd.
                            (A Limited Partnership)

                            Statements of Cash Flow
                 Nine Months Ended September 30, 1999 and 1998
                                  (Unaudited)

                                                                                                     1999                  1998
                                                                                               ----------           -----------
Cash Flows from Operating Activities
    Net Income (Loss)                                                                          $   10,606           $   (32,451)
    Adjustments to Reconcile Net Income to Net Cash Provided by
       Operating Activities:
       Depreciation, Depletion and Amortization Expenses                                          240,131               236,714
       Abandoned Leaseholds
       Loss on Sale of Assets
       Change in Accounts Receivable                                                              (18,344)               49,307
       Change in Accounts Payable                                                                   7,300                26,842
                                                                                               ----------           -----------
       Total Adjustments                                                                          229,088               312,863
                                                                                               ----------           -----------
       Net Cash Provided by Operating Activities                                                  239,694               280,412

Cash Flows from Investing Activities
    Acquisition of Property and Equipment                                                          (8,061)              (20,867)
    Proceeds from Sale of Property and Equipment                                                        -                     -
                                                                                               ----------           -----------
       Net Cash Used by Investing Activities                                                       (8,061)              (20,867)

Cash Flows from Financing Activities
    Partners' Contributions                                                                         5,454                20,090
    Partners' Distributions                                                                      (197,088)             (294,538)
                                                                                               ----------           -----------
       Net Cash Used by Financing Activities                                                     (191,633)             (274,447)

Net Increase in Cash                                                                               39,999               (14,903)
Cash at Beginning of Year                                                                           8,308                63,132
                                                                                               ----------           -----------
Cash at End of Quarter                                                                         $   48,307           $    48,229
                                                                                               ==========           ===========

                            See Accompanying Notes

                      Texland Drilling Program-1981, Ltd.
                            (A Limited Partnership)

                         Notes To Financial Statements
                              September 30, 1999
                                  (Unaudited)


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

                      Texland Drilling Program-1981, Ltd.
                            (A Limited Partnership)

                   Notes To Financial Statements (Continued)
                              September 30, 1999
                                  (Unaudited)


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

3.  Fees To Managing General Partner (Texland Petroleum, Inc.)

In consideration of its management services rendered, the Managing General Partner is entitled to charge management fees to the Partnership. In addition, for the nine months ended September 30, 1999 and September 30, 1998, the Partnership was charged $128,889 and $138,894 respectively for technical services, accounting services, and supervisory services performed by the employees of the Managing General Partner and such charges are included in intangible development costs, production expenses and fees to Managing General Partner. These charges are allocated between the General and Limited Partners based upon applicable revenue and expense sharing rates.

                      Texland Drilling Program-1981, Ltd.
                            (A Limited Partnership)

               Management's Discussion And Analysis Of Financial
                      Condition And Results Of Operations

                              September 30, 1999


The Partnership's average price per barrel of oil for the third quarter of 1999 was $15.80 as compared to $8.44 for the third quarter of 1998. The increased revenue and related severance tax expense result primarily from the increase in average oil prices. Certain normal expected declines in production were also experienced over the past twelve months.

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


                                    Texland Drilling Program-1981, Ltd.



                                    By   /s/ Michael A. Chapman              .
                                      ----------------------------------------
                                      M. E. Chapman, Vice President
                                      of Texland Petroleum, Inc.,
                                      General Partner - Texland
                                      Properties-1981



Date: October 28, 1999