Form 10-K
period 1999-12-31
TEXLAND DRILLING PROGRAM 1981
filed 2000-06-21
CIK 352507

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   Form 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the year ended
December 31, 1999                                 Commission File Number 2-71865
-----------------                                 ------------------------------

                         TEXLAND DRILLING PROGRAM-1981
                         -----------------------------
                             (Name of Registrant)


        TEXAS                                          75-1791491.
----------------------                     -------------------------------------
State of Organization                      I. R. S. Employer Identification No.


 500 Throckmorton Street, Suite 3100
        Fort Worth, Texas                                  76102
--------------------------------------                     -----
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
          (Title of Class)                              (Voting Units)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days   YES     NO   X
                                                ---

                   This report contains a total of 21 pages.

________________________________________________________________________________

                                    PART I

Item 1.  Business
-----------------

Texland Drilling Program-1981 (a Limited Partnership) was formed on July 20, 1981 with $12,125,000 in aggregate Limited Partnership subscriptions for the purpose of engaging in the exploration for oil and gas. Such exploration has taken place principally in the geological area known as the Texas Permian Basin. The Partnership's drilling and exploration phase is complete. Development of the Partnership's properties is also substantially complete; however, development drilling may be undertaken on the Partnership's secondary recovery properties to the extent necessary to insure the maximum commercial recovery of reserves. No development wells were drilled during 1999 and 1998.

The Partnership has no plans to borrow funds or reinvest significant amounts of oil and gas revenues. To the extent that in-fill development is deemed necessary, however; such operations will be funded from available cash flow.

See Note 6 of Notes to the Financial Statements on page 18 for information about major purchasers. Sales to such purchasers are on a competitive basis on short-term contracts customarily used in the industry. Should sales to these refineries become interrupted, management believes alternative purchasers would be immediately available on similar terms.

The price of oil and gas is affected by world wide supply and demand beyond the Partnership's control. The average posted price during the past five years for West Texas Sour (at an assumed gravity of 40 degrees), the primary type of Partnership oil, is as follows:

                       1995    $15.42
                       1996    $19.10
                       1997    $16.86
                       1998    $ 9.88
                       1999    $13.56

From January 1, 2000 to March 31, 2000, oil prices of such oil ranged from a low of $21.05 to a high of $24.19.

Item 2 - Properties
-------------------

The Partnership currently has an interest in 248 active gross oil and gas wells, representing 17.61 net wells. Two of the gross wells and 0.6393 of the net wells are gas wells and the remainder are oil wells.

The Partnership currently has 240 oil wells included in 10 different enhanced recovery projects operated by Texland Petroleum, Inc. Such enhanced recovery projects are designed to pressurize the oil bearing reservoirs and increase the producing rates, property life and overall ultimate recovery of oil.

Item 3 - Legal Proceedings
--------------------------

None

________________________________________________________________________________

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

                                    PART II

Item 5 - Market for Registrant's Common Equity and Related
----------------------------------------------------------
Stockholder Matters
-------------------

Omitted. Not applicable.

Item 6 - Selected Financial Data
--------------------------------

The following table presents selected financial data for each of the past five years ended December 31, 1999. The data has been derived from the audited financial statements:


                        TEXLAND DRILLING PROGRAM - 1981
                        SELECTED FINANCIAL INFORMATION
                        FOR THE YEAR ENDED DECEMBER 31,
                        -------------------------------

                                                               1998
                                               1999         *(Restated)        1997           1996            1995
                                           -----------     ------------    ------------   -----------     -------------
     Revenues                              $   995,456     $   930,669     $  1,481,650   $ 1,694,003     $   1,213,648

     Net Income / (Loss):
       Limited Partners                        117,083        (649,141)         111,810       314,195            86,433
       General Partners                        171,168        (414,113)         198,949       402,096           141,732
                                           -----------     -----------     ------------   -----------     -------------

     Net Income / (Loss):                  $   288,251     $(1,063,254)    $    310,759   $   716,291     $     228,165
                                           ===========     ===========     ============   ===========     =============

     Net Income / (Loss) per $5,000
     Limited Partner Units (2,425
     Units Outstanding)                    $        48     $      (268)    $         46   $       130     $          36
                                           ===========     ===========     ============   ===========     =============

BALANCE SHEET DATA:
-------------------

     Total Assets                          $ 1,679,430     $ 1,716,897     $  3,124,611   $ 3,402,265     $   3,513,673

     Total Liabilities                     $    38,017     $    43,557     $     46,981   $    46,594     $      64,086

     Partners' Equity                      $ 1,641,413     $ 1,673,340     $  3,077,630   $ 3,355,671     $   3,449,587

PARTNERSHIP CASH DISTRIBUTIONS
------------------------------
     Limited Partner (per $5,000 unit)     $        53     $        85     $        110   $       155     $          95
     General Partner                       $   197,900     $   159,100     $    430,700   $   506,700     $     247,450

* See Note 8 of the Financial Statements.

________________________________________________________________________________

Item 7 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
-------------

Financial Results
-----------------

Oil and gas sales increased by approximately 10% in 1999 as compared to 1998. The average price of Partnership oil increased by approximately 38% in 1999. The increase in revenue is primarily due to such change in oil prices offset by decreased production.

Oil and gas sales decreased by approximately 39% in 1998 as compared to 1997. The average price of Partnership oil decreased by approximately 41% in 1998.

Fees to the managing general partner remained constant in 1999 as compared to 1998. Fees to the managing general partner decreased in 1998 as compared to 1997 due to the relative decreased activity in 1998 as compared to 1997.

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

Due to the large increase in the price of oil in 1999, the Partnership's estimated future economically recoverable oil reserves improved from 1998. Depreciation and depletion for 1999 is $158,621 as compared to $1,330,640 for 1998. In 1998, the large decline in oil prices decreased the Partnership's estimated future economically recoverable oil reserves which resulted in a large increase in the amount of units-of-production depreciation and depletion.

Production expenses decreased by 24% in 1999 due to decreased production in 1999. Production expenses were relatively stable in 1998 as compared to 1997.

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

None.

________________________________________________________________________________

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

The Partnership has no officers, employees or directors. The background of the General Partners is as follows:

R.J. Schumacher - Age 71, Vice President and Co-Owner of Texland Petroleum,
---------------
Inc. since May, 1967, has been an independent oil operator involved in drilling and producing operations and the financing of oil and gas prospects, principally in West Texas, Oklahoma and Arkansas. He has served as an executive officer with Texland since its incorporation. For more than ten years prior to becoming an independent oil operator, Mr. Schumacher was the chief financial officer, contract drilling manager and land supervisor for an independent oil and gas drilling contractor and operator. Mr. Schumacher is a Certified Public Accountant. He received a Bachelor of Science in Commerce degree from Texas Christian University in 1950 and a Master in Professional Accounting degree from the University of Texas in 1951.

W.E. Rector - Age 65 Chairman of the Board and Co-Owner of Texland Petroleum,
-----------
Inc., has been an independent petroleum geologist and oil operator since May, 1969. He has served as an executive officer with Texland since its incorporation. He has had experience as a consulting petroleum geologist and as an independent oil operator, has been involved in the origination and development of oil and gas prospects and in raising funds for their financing. He was employed by Pan American Petroleum Corp. in the Fort Continent area since 1969. For more than ten years prior to becoming an independent oil operator, Mr. Rector was associated with Pan American Petroleum as an exploration petroleum geologist. Mr. Rector received a Bachelor of Science degree in Geology from Ohio State University in 1957 and a Master of Science degree in Geology from the University of Michigan in 1958. He is a member of the American Association of Petroleum Geologists and is a Certified Petroleum Geologist.

J.N. Namy - Age 61 President and Chief Executive Officer of Texland Petroleum,
---------
Inc., was employed by Texland as a geologist in June 1978. From 1967 to 1970 he was employed by Pan American Petroleum Corp. in the Fort Worth Division. From 1970 to 1978 he taught at Baylor University achieving the rank of Associate Professor. During this time, he served as a consultant for several independent petroleum companies working on exploration and development projects in the Eastern Shelf and the Permian Basin of West Texas and New Mexico, as well as the southern Rockies of New Mexico and Colorado. He received his Bachelor and Master degrees from Western Reserve University in Cleveland, Ohio and his Ph. D. degree from the University of Texas at Austin in 1969. Mr. Namy is a member of the American Association of Petroleum Geologists, Geological Society of America and the Society of Economic Paleontologists and Mineralogists.

J.H. Wilkes - Age 44, President and Chief Operating Officer of Texland
-----------
Petroleum, Inc., was employed by Texland as a reservoir engineer in August
1984. From 1978 to 1984, he was employed by Sun Exploration and Production Company in Midland and Abilene, Texas. The first three years he served as a production engineer and for the remaining three years he served as a reservoir engineer. He received a Bachelor of Science degree in Petroleum Engineering from Texas A&M University in 1978. He is a member of the Society of Petroleum Engineers, A.I.M.E. and is a registered professional engineer in Texas.


Item 11. Executive Compensation
--------------------------------

See Note 5 of Notes to Financial Statements on page 18 of this report for information with respect to payments to the Managing General Partner.

________________________________________________________________________________

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

Omitted. Not applicable to Registrant.

Texland Petroleum, Inc. and Texland Properties-1981 are General Partners of the Partnership. Texland Petroleum, Inc. is the managing General Partner. Texland Properties-1981 is a general partnership formed between W. E. Rector, R.J. Schumacher and Texland Petroleum, Inc.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

See Notes 4 and 5 of Notes to Financial Statement on page 18 of this report for information with respect to certain relationships and related transactions.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
------------------------------------------------------------------------

(a) 1 and (a)2 Financial Statement and Financial Statement Schedules See Index to Financial Statements on page 9 of this report.
(a) 3 Item 601 (Reg S-K) Exhibits:
None
(b) Reports on Form 8-K:
None
(c) Item 601 (Reg. S-K) Exhibits:
None
(d) Other Financial Statements and Financial Statement Schedules:
Not applicable.

________________________________________________________________________________

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TEXLAND DRILLING PROGRAM-1981
-----------------------------
         Registrant


By     /s/  M. E. Chapman
  ---------------------------------------
  M.E.Chapman, Vice President - Finance
  Texland Petroleum, Inc.                             Date June 21, 2000




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


By     /s/  W. E. Rector
  ---------------------------------------
  W.E.Rector, Chairman of the Board
  & Co-Owner, Texland Petroleum, Inc.                 Date June 21, 2000



By     /s/ R. J. Schumacher
  ---------------------------------------
  R.J.Schumacher, Vice President,
  & Co-Owner, Texland Petroleum, Inc.                 Date June 21, 2000



By     /s/  J. N. Namy
  ---------------------------------------
  J.N.Namy, President & C.E.O.,
  Texland Petroleum, Inc.                             Date June 21, 2000



By     /s/ J. H. Wilkes
  ---------------------------------------
  J.H.Wilkes, President & C.O.O.
  Texland Petroleum, Inc.                             Date June 21, 2000

________________________________________________________________________________

                      Texland Drilling Program-1981, Ltd.

                             Financial Statements
                          December 31, 1999 and 1998

________________________________________________________________________________

Texland Drilling Program-1981, Ltd.
Index to Financial Statements

________________________________________________________________________________

                                                                  Page No.

Report of Independent Auditors                                      10

Financial Statements

Balance Sheets                                                      12

Statements of Operations                                            13

Statements of Partners' Capital                                     14

Statements of Cash Flows                                            15

Notes to Financial Statements                                       16


All financial statement schedules have been omitted since the required information is included in the financial statements or the notes thereto or is not applicable or not required.

________________________________________________________________________________

                        REPORT OF INDEPENDENT AUDITORS


The Partners
Texland Drilling Program-1981, Ltd.

We have audited the balance sheets of Texland Drilling Program-1981, Ltd. as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements listed in the accompanying index to the financial statements present fairly, in all material respects, the financial position of Texland Drilling Program-1981, Ltd. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.




Fort Worth, Texas
February 25, 2000

________________________________________________________________________________






                             Financial Statements




________________________________________________________________________________

Texland Drilling Program-1981, Ltd. (A Limited Partnership)
Balance Sheets
December 31, 1999 and 1998

--------------------------------------------------------------------------------

                                                                                                   1998
                                                                                                Restated
                                                                             1999               (Note 8)
                                                                       -----------------    ------------------
ASSETS
Current Assets
Cash                                                                         $    67,071          $     8,308
Accounts receivable - trade (Note 6)                                             129,649               73,153
                                                                       -----------------    -----------------
                                                                                 196,720               81,461
                                                                       -----------------    -----------------
Property and Equipment, at Cost (Successful
 Efforts Method) (Notes 2, 3, 4, and 5)
Intangible development costs                                                   7,122,249            7,119,641
Lease and well equipment                                                       4,179,519            4,177,316
Producing leaseholds                                                             166,379              165,295
                                                                       -----------------    -----------------
                                                                              11,468,147           11,462,252
Accumulated depreciation, depletion and amortization                          (9,985,437)          (9,826,816)
                                                                       -----------------    -----------------
                                                                               1,482,710            1,635,436
                                                                       -----------------    -----------------

                                                                             $ 1,679,430          $ 1,716,897
                                                                       =================    =================

LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
Accounts payable:
 Managing general partner (Note 5)                                           $    38,017          $    43,557
                                                                       -----------------    -----------------

Partners' Capital (Notes 4 and 7)
Limited partners - 2,425 units outstanding                                     1,361,198            2,122,689
General partners                                                                 280,215             (449,349)
                                                                       -----------------    -----------------
                                                                               1,641,413            1,673,340
                                                                       -----------------    -----------------

                                                                             $ 1,679,430          $ 1,716,897
                                                                       =================    =================

--------------------------------------------------------------------------------
See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd. (A Limited Partnership)
Statements of Operations
For the Years Ended December 31, 1999, 1998 and 1997

--------------------------------------------------------------------------------

                                                                1998
                                                              Restated
                                                  1999        (Note 8)             1997
                                             -------------  --------------  ------------
Revenue
Oil and gas sales (Note 6)                     $   994,675    $   903,162    $ 1,479,988
Interest income                                        781          1,141          1,662
Gain on sale of assets                                   -         26,366              -
                                               -----------    -----------    -----------
                                                   995,456        930,669      1,481,650
                                               -----------    -----------    -----------
Expense (Note 5)
Fees to managing general partner                    87,700         87,980         99,700
Production expense                                 393,804        517,358        551,702
Severance tax                                       49,014         41,571         73,118
Depreciation, depletion and amortization           158,620      1,330,640        429,700
Other                                               17,867         16,374         16,671
                                               -----------    -----------    -----------
                                                   707,205      1,993,923      1,170,891
                                               -----------    -----------    -----------

Net Income (Loss)                              $   288,251    $(1,063,254)   $   716,291
                                               ===========    ===========    ===========

Allocation of Net Income (Loss) (Note 7)
Limited partners                               $   117,083    $  (649,141)   $   111,810
General partners                                   171,168       (414,113)       198,949
                                               -----------    -----------    -----------

                                               $   288,251    $(1,063,254)   $   310,759
                                               ===========    ===========    ===========

Net Income (Loss) per $5,000 Limited Partner
 Unit (2,425 Units Outstanding)                $        48    $      (268)   $        46
                                               ===========    ===========    ===========

--------------------------------------------------------------------------------
See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd. (A Limited Partnership)
Statements of Partners Capital
For the Years Ended December 31, 1999, 1998 and 1997

--------------------------------------------------------------------------------

                                          Limited          General
                                          Partners         Partners        Total
                                         -----------    -------------  ------------
Balance at December 31, 1996             $ 2,380,421    $   975,250    $ 3,355,671
Partners' distributions                     (266,750)      (430,700)      (697,450)
Partners' contributions (Note 4)                   -        108,650        108,650
Net income                                   111,810        198,949        310,759
                                         -----------    -----------    -----------

Balance at December 31, 1997               2,225,481        852,149      3,077,630
Partners' distributions                     (204,913)      (159,100)      (364,013)
Partners' contributions (Note 4)                   -         22,977         22,977
Net income (loss) as restated (Note 8)      (649,141)      (414,113)    (1,063,254)
                                         -----------    -----------    -----------

Balance at December 31, 1998
    As restated (Note 8)                   1,371,427        301,913      1,673,340
Partners' distributions                     (127,312)      (197,900)      (325,212)
Partners' contributions (Note 4)                   -          5,034          5,034
Net income                                   117,083        171,168        288,251
                                         -----------    -----------    -----------

Balance at December 31, 1999             $ 1,361,198    $   280,215    $ 1,641,413
                                         ===========    ===========    ===========

--------------------------------------------------------------------------------
See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd. (A Limited Partnership)
Statements of Cash Flows
For the Years Ended December 31, 1999, 1998 and 1997

--------------------------------------------------------------------------------

                                                 1999           1998           1997
                                             -----------    -----------    -----------
Operating Activities
Net income                                   $   288,251    $(1,063,254)   $   310,759
                                             -----------    -----------    -----------
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation, depletion and amortization      158,620      1,330,640        429,700
   Gain on sale of assets                             --        (26,366)            --
   (Increase) decrease in accounts receivable    (56,496)        41,664         64,294
   Increase (decrease) in accounts payable        (5,539)        (3,424)           387
                                             -----------    -----------    -----------
                                                  96,585      1,342,514        494,381
                                             -----------    -----------    -----------
Net cash provided by operating activities        384,836        279,260        805,140
                                             -----------    -----------    -----------

Investing Activities
Acquisition of property and equipment             (5,894)       (19,414)      (246,066)
Proceeds from sale of assets                          --         26,366             --
                                             -----------    -----------    -----------
Net cash used in investing activities             (5,894)         6,952       (246,066)
                                             -----------    -----------    -----------
Financing Activities
Partners' contributions                            5,034         22,977        108,650
Partners' distributions                         (325,213)      (364,013)      (697,450)
                                             -----------    -----------    -----------
Net cash used in financing activities           (320,179)      (341,036)      (588,800)
                                             -----------    -----------    -----------

Net Increase (decrease) in Cash                   58,763        (54,824)       (29,726)
Cash - beginning of year                           8,308         63,132         92,858
                                             -----------    -----------    -----------

Cash - End of Year                           $    67,071    $     8,308    $    63,132
                                             ===========    ===========    ===========

--------------------------------------------------------------------------------
See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd. (A Limited Partnership)
Notes to Financial Statements
December 31, 1999 and 1998

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

--------------------------------------------------------------------------------

Texland Drilling Program-1981, Ltd. (A Limited Partnership)
Notes to Financial Statements
December 31, 1999 and 1998

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

2.   Costs Incurred in Oil and Gas Producing Activities

The following summarizes the Partnership's costs incurred in its oil and gas activities, all of which were conducted within the United States, for the years ended December 31:



                      Lease Acquisition Costs                   Development Costs
                  -------------------------------          -----------------------------
                  Expensed            Capitalized          Expensed          Capitalized
                  --------            -----------          --------          -----------
1997              $     --            $      320           $   203           $  245,746
1998                    --                    38               181              19,376
1999                    --                 1,084               119               4,810


3.   Acquisition of Nonproducing Properties

The Partnership acquired working interests in certain oil and gas properties through assignments from other Texland Drilling Program partnerships. These acquisitions involved no cost to the Partnership and are subject to retained nonworking interests by the assignor. Upon payout of these properties, the assignor has an option to convert the retained nonworking interest to a working interest.
--------------------------------------------------------------------------------

Texland Drilling Program-1981, Ltd. (A Limited Partnership)
Notes to Financial Statements
December 31, 1999 and 1998

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

5.   Payments to Managing General Partner

The Partnership was charged $161,107, $171,851, and $185,191 in 1999, 1998 and
1997, respectively, for technical and accounting services performed by employees of the managing general partner. These charges are included in intangible development costs, production expenses and fees to managing general partner.

Supervisory fees charged to the Partnership by the managing general partner for drilling and operating the partnership wells were $131,552, $152,423, and $162,519 in 1999, 1998, and 1997, respectively, and are included in intangible development costs and production expenses.

These charges are allocated between the general and limited partners based upon applicable revenue and expense sharing rates.

6.   Major Purchasers

Purchasers which accounted for 10% or more of the Partnership's sales were:

                                                         1999                1998                1997
                                                    ----------------    ----------------    ----------------
BHT Marketing, Inc.                                             --                  34%                 44%
AMOCO Production Company                                        31%                 31%                 36%
Phillps Petroleum                                               47%                 --                  --
Tristar Gas Marketing                                           --                  15%                 12%
                                                    ----------------    ----------------    ----------------

                                                                78%                 80%                 92%
                                                    ================    ================    ================

Texland Petroleum, Inc. receives substantially all revenues directly from the purchasers and subsequently disburses these revenues to interest owners. Substantially all trade accounts receivable were due from Texland Petroleum, Inc. at December 31, 1999 and 1998.

--------------------------------------------------------------------------------

Texland Drilling Program-1981, Ltd. (A Limited Partnership)
Notes to Financial Statements
December 31, 1999 and 1998

--------------------------------------------------------------------------------

7.   Reconciliation of Book-Tax Reporting Differences

Although the Partnership financial statements are prepared in accordance with generally accepted accounting principles, its books and records are maintained on the basis of accounting used for federal income tax purposes.

The following summarizes book-tax reporting differences for the year ended December 31, 1999:


                                                               Limited            General
                                                               Partners          Partners              Total
                                                           ----------------  -----------------  -----------------
Net Income Differences:

Net income for financial reporting purposes                $     117,083       $    171,168        $    288,251
                                                           ---------------  -----------------  ------------------
Expenses for federal income tax purposes
   capitalized for financial reporting purposes                   (1,211)            (3,117)             (4,328)
Excess of depreciation, depletion and
   amortization expense for financial
   reporting purposes over amounts for
   federal income tax purposes                                    97,287             23,266             120,553
                                                           ----------------  -----------------  -----------------
Additional income for federal income
   tax purposes                                                   96,076             20,149             116,225
                                                           ----------------  -----------------  -----------------
Net income for federal income tax purposes                 $     213,159      $     191,317       $     404,476
                                                           ================  =================  =================

--------------------------------------------------------------------------------

Texland Drilling Program-1981, Ltd. (A Limited Partnership)
Notes to Financial Statements
December 31, 1999 and 1998

--------------------------------------------------------------------------------

                                                             Limited           General
                                                             Partners          Partners            Total
                                                         ----------------  ----------------  -----------------
Partners' Capital  Differences:

Partners' capital at December 31, 1999,
    for financial reporting purposes                      $    1,361,198     $     280,215     $    1,641,413

Additional income (loss) for federal
    income tax purposes:

      1999                                                        96,076            20,149            116,225
      1998 as restated (Note 8)                                  773,151           510,714          1,283,865
      1997                                                       112,381           132,092            244,473
      1996                                                        99,228            74,176            173,404
      1995                                                       157,172           120,204            277,376
      1994                                                       197,999           107,966            305,965
      1993                                                       277,730           214,742            492,472
      1992                                                       240,459           100,370            340,829
      1991                                                       318,408           152,615            471,023
      1990                                                       550,882           160,269            711,151
      1989                                                       552,963           120,851            673,814
      1988                                                       795,772           (36,000)           759,772
      1987                                                       517,630            (3,242)           514,388
      1986                                                       332,931          (253,798)            79,133
      1985                                                       921,282          (682,039)           239,243
      1984                                                     1,276,759          (479,063)           797,696
      1983                                                     1,145,881            76,871          1,222,752
      1982                                                      (503,533)         (134,627)          (638,160)
      1981                                                    (8,051,462)         (125,697)        (8,177,159)
Investment tax credit basis reduction not
    recognized for financial reporting purposes                                    (39,178)           (39,178)
                                                         ----------------  ----------------  -----------------
Partners' capital December 31, 1999,
    for federal income tax purposes                       $    1,172,907     $     317,590     $    1,490,497
                                                         ================  ================  =================

--------------------------------------------------------------------------------

Texland Drilling Program-1981, Ltd. (A Limited Partnership)
Notes to Financial Statements
December 31, 1999 and 1998

--------------------------------------------------------------------------------

8.   Restatement of 1998 Financial Statements

The 1998 financial statements included herein have been restated to correct the allocation of the 1998 net loss between the general and limited partners. As previously reported, 1998 amortization of intangible drilling costs of $775,218 which should have been allocated to the limited partners was allocated to the general partner, and depletion expense of $23,956 which should have been allocated to the general partners was allocated to the limited partners. The restatement resulted in the following adjustments:

                                            Limited         General
                                            Partners       Partners        Total
                                           ----------    ------------   ------------
Net income (loss) as previously reported   $   102,121    $(1,165,375)   $(1,063,254)
Adjustment                                    (751,262)       751,262           --
                                           -----------    -----------    -----------

Net income (loss) as restated              $  (649,141)   $  (414,113)   $(1,063,254)
                                           ===========    ===========    ===========

--------------------------------------------------------------------------------