Form 10-Q
period 2000-03-31
TEXLAND DRILLING PROGRAM 1981
filed 2000-07-10
CIK 352507

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended
    March 31, 2000                              Commission File Number 2-71865
-----------------------                         ------------------------------

                      TEXLAND DRILLING PROGRAM-1981, LTD.
                      -----------------------------------
                              (Name of Registrant)


           TEXAS                                         75-1791491
------------------------------              ------------------------------------
    (State of Organization)                 (I.R.S. Employer Identification No.)

500 Throckmorton Street, Suite 3100
         Fort Worth, Texas                                  76102
-----------------------------------                        -------
  (Address of Executive Offices)                           Zip Code

                 Registrant's Telephone Number   (817) 336-2751
                                                 --------------

          Securities registered pursuant to Section 12(b) of the Act:

Units of Limited Partnership Interest                           None
-----------------------------------------                    ----------
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

    YES   X      NO
        ------      ------


                   This report contains a total of 10 pages.

                      Texland Drilling Program-1981, Ltd.

                         Index To Financial Statements


                                 Reference Page
                                 --------------


Balance Sheets at March 31, 2000 and                  3
    December 31, 1999.

Statements of Operations for the Three Months         4
    Ended March 31, 2000 and 1999.

Statement of Partners' Equity at March 31, 2000.      5

Statements of Cash Flows for Three Months Ended       6
    March 31, 2000 and 1999.

Notes to Financial Statements.                      7-8

                      Texland Drilling Program-1981, Ltd.
                            (A Limited Partnership)

                                Balance Sheets
                     March 31, 2000 and December 31, 1999
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                      03/31/00              12/31/99
                                                               ------------------     -----------------
ASSETS
Current Assets
Cash                                                                 $     60,207           $    67,071
Accounts receivable - trade (Note 6)                                      142,679               129,649
                                                               ------------------     -----------------
                                                                          202,886               196,720
                                                               ------------------     -----------------
Property and Equipment, at Cost (Successful
Efforts Method) (Notes 2, 3, 4, and 5)
Intangible development costs                                            7,135,257             7,122,249
Lease and well equipment                                                4,182,896             4,179,519
Producing leaseholds                                                      166,398               166,379
                                                               ------------------     -----------------
                                                                       11,484,551            11,468,147
Accumulated depreciation, depletion and amortization                  (10,022,991)           (9,985,437)
                                                               ------------------     -----------------
                                                                        1,461,560             1,482,710
                                                               ------------------     -----------------

                                                                     $  1,664,446           $ 1,679,430
                                                               ==================     =================

LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
Accounts payable:
Managing general partner (Note 5)                                    $     46,568           $    38,017
                                                               ------------------     -----------------

Partners' Capital (Notes 4 and 7)
Limited partners - 2,425 units outstanding                              1,361,300             1,361,198
General partners                                                          256,578               280,215
                                                               ------------------     -----------------
                                                                        1,617,878             1,641,413
                                                               ------------------     -----------------

                                                                     $  1,664,446           $ 1,679,430
                                                               ==================     =================

--------------------------------------------------------------------------------
                See accompanying notes to financial statements.

                      Texland Drilling Program-1981, Ltd.
                            (A Limited Partnership)

                           Statements of Operations
                            March 31, 2000 and 1999
                                  (Unaudited)

--------------------------------------------------------------------------------

                                                                             Three Months Ended
                                                                                  March 31,
                                                                     2000                          1999
                                                                ---------------               ---------------
Revenue
Oil and gas sales (Note 6)                                             $355,199                     $ 171,620
Interest income                                                             610                            94
Miscellaneous Income                                                      2,066                             -
Gain on sale of assets                                                        -                             -
                                                                ---------------               ---------------
                                                                        357,875                       171,714
                                                                ---------------               ---------------
Expense (Note 5)
Fees to managing general partner                                         21,975                        21,975
Production expense                                                       98,934                       100,241
Severance tax                                                            17,888                         7,895
Depreciation, depletion and amortization                                 37,554                        80,044
Other                                                                     1,280                         1,279
                                                                ---------------               ---------------
                                                                        177,631                       211,433
                                                                ---------------               ---------------

Net Income (Loss)                                                      $180,244                     $(39,718)
                                                                ===============               ===============

Allocation of Net Income (Note 7)
Limited partners                                                       $ 84,977                     $(27,095)
General partners                                                         95,267                       (12,623)
                                                                ---------------               ---------------

                                                                       $180,244                     $(39,718)
                                                                ===============               ===============

Net Income (Loss) per $5,000 Limited Partner
Unit (2,425 Units Outstanding)                                         $     35                     $    (11)
                                                                ===============               ===============

--------------------------------------------------------------------------------
                See accompanying notes to financial statements.

                      Texland Drilling Program-1981, Ltd.
                            (A Limited Partnership)

                        Statements of Partners' Capital
                       Three Months Ended March 31, 1999
                                  (Unaudited)
--------------------------------------------------------------------------------


                                                 Limited             General
                                                Partners            Partners              Total
                                           ----------------    ----------------    ----------------

Balance at December 31, 1999                     $1,361,198           $ 280,215          $1,641,413
Partners' distributions                             (84,875)           (122,300)           (207,175)
Partners' contributions                                   -               3,396               3,396
Net income                                           84,977              95,267             180,244
                                           ----------------    ----------------    ----------------

Balance at March 31, 2000                        $1,361,300           $ 256,578          $1,617,878
                                           ================    ================    ================

--------------------------------------------------------------------------------
                See accompanying notes to financial statements.

                      Texland Drilling Program-1981, Ltd.
                            (A Limited Partnership)

                            Statements of Cash Flow
                  Three Months Ended March 31, 2000 and 1999
                                  (Unaudited)

--------------------------------------------------------------------------------

                                                         2000                    1999
                                                 -------------------     -------------------
Operating Activities
Net income                                                 $ 180,244                $(39,718)
                                                 -------------------     -------------------
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation, depletion and amortization                    37,554                  80,044
  Gain on sale of assets                                           -                       -
  (Increase) decrease in accounts receivable                 (13,030)                     72
  Increase (decrease) in accounts payable                      8,550                  (2,929)
  Other                                                            -                       -
                                                 -------------------     -------------------
                                                              33,074                  77,187
                                                 -------------------     -------------------
Net cash provided by operating activities                    213,318                  37,468
                                                 -------------------     -------------------

Investing Activities
Acquisition of property and equipment                        (16,404)                 (2,079)
Proceeds from sale of assets                                       -                       -
                                                 -------------------     -------------------
Net cash used in investing activities                        (16,404)                 (2,079)
                                                 -------------------     -------------------

Financing Activities
Partners' contributions                                        3,396                   2,079
Partners' distributions                                     (207,175)                (25,563)
                                                 -------------------     -------------------
Net cash used in financing activities                       (203,779)                (23,483)
                                                 -------------------     -------------------

Net Increase in Cash                                          (6,865)                 11,906
Cash - beginning of year                                      67,072                   8,308
                                                 -------------------     -------------------

Cash - End of Year                                         $  60,207                $ 20,214
                                                 ===================     ===================

--------------------------------------------------------------------------------
                See accompanying notes to financial statements

                      Texland Drilling Program-1981, Ltd.
                            (A Limited Partnership)

                         Notes To Financial Statements
                                 March 31, 2000
                                  (Unaudited)


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

                      Texland Drilling Program-1981, Ltd.
                            (A Limited Partnership)

                   Notes To Financial Statements (Continued)
                                March 31, 2000
                                  (Unaudited)


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

3.  Fees To Managing General Partner (Texland Petroleum, Inc.)

In consideration of its management services rendered, the Managing General Partner is entitled to charge management fees to the Partnership. In addition, for the three months ended March 31, 2000 and March 31, 1999, the Partnership was charged $40,277 and $42,963. respectively for technical services, accounting services, and supervisory services performed by the employees of the Managing General Partner and such charges are included in intangible development costs, production expenses and fees to Managing General Partner. These charges are allocated between the General and Limited Partners based upon applicable revenue and expense sharing rates.

                      Texland Drilling Program-1981, Ltd.
                            (A Limited Partnership)

               Management's Discussion And Analysis Of Financial
                      Condition And Results Of Operations

                                March 31, 2000

The Partnership's average price per barrel of oil for the first quarter of 2000 was $22.93 as compared to $7.24 for the first quarter of 1999. The increased revenue and related severance tax expense result primarily from the increase in average oil prices. Certain normal expected declines in production were also experienced over the past twelve months.

Depreciation, depletion and amortization for the first quarter of 2000 was $37,554 as compared to $80,044 for the first quarter of 1999. This decrease is directly related to change in the future oil and gas reserve estimates. The future oil and gas reserve estimates are effected by changes in the current prices of oil and gas, which correspondingly affect the number of future years that oil and gas properties will remain economically viable.

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



Date: July 10, 2000