Form 10-K
period 2000-12-31
TEXLAND DRILLING PROGRAM 1981
filed 2001-10-31
CIK 352507

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the year ended
December 31, 2000                           Commission File Number 2-71865
-----------------                           ------------------------------


                          TEXLAND DRILLING PROGRAM-1981
                          -----------------------------
                              (Name of Registrant)

        TEXAS                                          75-1791491
----------------------                       ----------------------------------
State of Organization)                       I.R.S. Employer Identification No.


      777 Main Street, Suite 3200
             Fort Worth, Texas                                      76102
-----------------------------------------------------            -----------
      (Address of Executive Offices)                               Zip Code


                  Registrant's Telephone Number (817) 336-2751
                                                --------------

           Securities registered pursuant to Section 12(b) of the Act:

Units of Limited Partnership Interest                           None
-------------------------------------                     ----------------
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

                                     PART I

Item 1. Business
----------------

Texland Drilling Program-1981 (a Limited Partnership) was formed on July 20, 1981 with $12,125,000 in aggregate Limited Partnership subscriptions for the purpose of engaging in the exploration for oil and gas. Such exploration has taken place principally in the geological area known as the Texas Permian Basin. The Partnership's drilling and exploration phase is complete. Development of the Partnership's properties is also substantially complete; however, development drilling may be undertaken on the Partnership's secondary recovery properties to the extent necessary to insure the maximum commercial recovery of reserves. No development wells were drilled during 2000 and 1999.

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

The price of oil and gas is affected by world wide supply and demand beyond the Partnership's control. The average posted price during the past five years for West Texas Sour (at an assumed gravity of 40 degrees), the primary type of Partnership oil, is as follows:

                    1996    $19.10
                    1997    $16.86
                    1998    $ 9.88
                    1999    $13.56
                    2000    $24.39

From January 1, 2001 to September 30, 2001, oil prices of such oil ranged from a low of $18.61 to a high of $23.02.

Item 2 - Properties
-------------------

The Partnership currently has an interest in 244 active gross oil and gas wells, representing 16.73 net wells. Two of the gross wells and 0.64 of the net wells are gas wells and the remainder are oil wells.

The Partnership currently has 231 oil wells included in 7 different enhanced recovery projects operated by Texland Petroleum, Inc. Such enhanced recovery projects are designed to pressurize the oil bearing reservoirs and increase the producing rates, property life and overall ultimate recovery of oil.

Item 3 - Legal Proceedings
--------------------------

None

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None

                                     PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

Omitted. Not applicable.

Item 6 - Selected Financial Data
--------------------------------

The following table presents selected financial data for each of the past five years ended December 31, 2000. The data has been derived from the audited financial statements:

                         TEXLAND DRILLING PROGRAM - 1981
                         SELECTED FINANCIAL INFORMATION
                         FOR THE YEAR ENDED DECEMBER 31,
                         -------------------------------

STATEMENT OF OPERATIONS DATA:
-----------------------------

                                        2000          1999          1998           1997          1996
                                     -----------   -----------   -----------    -----------   -----------
 Revenues                            $ 1,534,376   $   995,456   $   930,669    $ 1,481,650   $ 1,694,003

 Net Income / (Loss):
   Limited Partners                      380,922       117,083      (649,141)       111,810       314,195
   General Partners                      407,435       171,168      (414,113)       198,949       402,096
                                     -----------   -----------   -----------    -----------   -----------

 Net Income / (Loss):                $   788,357   $   288,251   $(1,063,254)   $   310,759   $   716,291
                                     ===========   ===========   ===========    ===========   ===========

 Net Income / (Loss) per $5,000
 Limited Partner Units (2,425
 Units Outstanding)                  $       157   $        48   $      (268)   $        46   $       130
                                     ===========   ===========   ===========    ===========   ===========
BALANCE SHEET DATA:
-------------------

 Total Assets                        $ 1,570,122   $ 1,679,430   $ 1,716,897    $ 3,124,611   $ 3,402,265

 Total Liabilities                   $    48,398   $    38,017   $    43,557    $    46,981   $    46,594

 Partners' Equity                    $ 1,521,724   $ 1,641,413   $ 1,673,340    $ 3,077,630   $ 3,355,671

PARTNERSHIP CASH DISTRIBUTIONS
------------------------------
 Limited Partner (per $5,000 unit)   $       175   $        53   $        85    $       110   $       155
 General Partner                     $   490,791   $   197,900   $   159,100    $   430,700   $   506,700

Item 7 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
--------------

Financial Results
-----------------

Oil and gas sales increased by approximately 49% in 2000 as compared to 1999. The average price of Partnership oil increased by approximately 80% in 2000. The increase in revenue is primarily due to such change in oil prices offset by decreased production.

Oil and gas sales increased by approximately 10% in 1999 as compared to 1998. The average price of Partnership oil increased by approximately 38% in 1999.

Fees to the managing general partner remained constant in 2000 as compared to 1999. Fees to the managing general partner remained constant in 1999 as compared to 1998.

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

Due to the large increase in the price of oil in 2000, the Partnership's estimated future economically recoverable oil reserves improved from 1999. Depreciation and depletion for 2000 is $130,877 as compared to $158,620 for 1999.

Production expenses increased by 11% in 2000 due to increased production in 2000. Production expenses decreased in 1999 as compared to 1998 due to decreased production in 1999.

Changes in oil prices substantially impact the net income and cash flow of the Partnership. All oil produced by the Partnership is sold under short term contracts that are immediately affected by changes in oil prices. Since 1981, world oil supply and demand conditions have caused prices to rise and decline in an essentially unpredictable manner. No changes in these circumstances are foreseen in the immediate future.

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

Item 8 - Financial Statements and Supplementary Data:
-----------------------------------------------------

See Index to Financial Statements on Page 9 of this report.

Item 9 - Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosures.
----------------------

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

The Partnership has no officers, employees or directors. The background of the General Partners is as follows:

R. J. Schumacher - Age 72, Vice President and Co-Owner of Texland Petroleum,
----------------
Inc. since May, 1967, has been an independent oil operator involved in drilling and producing operations and the financing of oil and gas prospects, principally in West Texas, Oklahoma and Arkansas. He has served as an executive officer with Texland since its incorporation. For more than ten years prior to becoming an independent oil operator, Mr. Schumacher was the chief financial officer, contract drilling manager and land supervisor for an independent oil and gas drilling contractor and operator. Mr. Schumacher is a Certified Public Accountant. He received a Bachelor of Science in Commerce degree from Texas Christian University in 1950 and a Master in Professional Accounting degree from the University of Texas in 1951.

J. N. Namy - Age 62 President and Chief Executive Officer of Texland Petroleum,
----------
Inc., was employed by Texland as a geologist in June 1978. From 1967 to 1970 he was employed by Pan American Petroleum Corp. in the Fort Worth Division. From 1970 to 1978 he taught at Baylor University achieving the rank of Associate Professor. During this time, he served as a consultant for several independent petroleum companies working on exploration and development projects in the Eastern Shelf and the Permian Basin of West Texas and New Mexico, as well as the southern Rockies of New Mexico and Colorado. He received his Bachelor and Master degrees from Western Reserve University in Cleveland, Ohio and his Ph. D. degree from the University of Texas at Austin in 1969. Mr. Namy is a member of the American Association of Petroleum Geologists, Geological Society of America and the Society of Economic Paleontologists and Mineralogists.

J. H. Wilkes - Age 45, President and Chief Operating Officer of Texland
------------
Petroleum, Inc. , was employed by Texland as a reservoir engineer in August 1984. From 1978 to 1984, he was employed by Sun Exploration and Production Company in Midland and Abilene, Texas. The first three years he served as a production engineer and for the remaining three years he served as a reservoir engineer. He received a Bachelor of Science degree in Petroleum Engineering from Texas A&M University in 1978. He is a member of the Society of Petroleum Engineers, A.I.M.E. and is a registered professional engineer in Texas.

Item 11. Executive Compensation
-------------------------------

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

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a)1 and (a)2 Financial Statement and Financial Statement Schedules See Index to Financial Statements on page 9 of this report.
(a)3 Item 601 (Reg. S-K) Exhibits:
None
(b) Reports on Form 8-K:
None
(c) Item 601 (Reg. S-K) Exhibits:
None
(d) Other Financial Statements and Financial Statement Schedules:
Not applicable.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXLAND DRILLING PROGRAM-1981
-----------------------------
         Registrant

By     /s/  M. E. Chapman
  --------------------------------------
  M.E.Chapman, Vice President - Finance
  Texland Petroleum, Inc.                         Date October 15, 2001



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.



By     /s/ R. J. Schumacher
  -------------------------------------
  R.J.Schumacher, Vice President
  Texland Petroleum, Inc.                         Date October 15, 2001


By     /s/  J. N. Namy
  -------------------------------------
  J.N.Namy, President & C.E.O.
  Texland Petroleum, Inc.                         Date October 15, 2001


By     /s/ J. H. Wilkes
  -------------------------------------
  J.H.Wilkes, President & C.O.O.
  Texland Petroleum, Inc.                         Date October 15, 2001

________________________________________________________________________________






                       Texland Drilling Program-1981, Ltd.

                              Financial Statements
                           December 31, 2000 and 1999







________________________________________________________________________________

Texland Drilling Program-1981, Ltd.
Index to Financial Satements

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

________________________________________________________________________________

                         REPORT OF INDEPENDENT AUDITORS

The Partners
Texland Drilling Program-1981, Ltd.

We have audited the balance sheets of Texland Drilling Program-1981, Ltd., as of December 31, 2000 and 1999, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United State of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements listed in the accompanying index to the financial statements present fairly, in all material respects, the financial position of Texland Drilling Program-1981, Ltd., at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.




Fort Worth, Texas
March 1, 2001

________________________________________________________________________________






                              Financial Statements

Texland Drilling Program-1981, Ltd. (A Limited Partnership)
Balance Sheets
December 31, 2000 and 1999

________________________________________________________________________________

                                                           2000            1999
                                                       ------------    ------------
ASSETS
Current Assets
Cash                                                   $     58,887    $     67,071
Accounts receivable - trade (Note 6)                        145,346         129,649
                                                       ------------    ------------
                                                            204,233         196,720
                                                       ------------    ------------
Property and Equipment, at Cost Using the
   Successful Efforts Method (Notes 2, 3, 4 and 5)
Intangible development costs                              7,107,019       7,122,249
Lease and well equipment                                  4,170,251       4,179,519
Producing leaseholds                                        161,495         166,379
                                                       ------------    ------------
                                                         11,438,765      11,468,147
Accumulated depreciation, depletion and amortization    (10,072,876)     (9,985,437)
                                                       ------------    ------------
                                                          1,365,889       1,482,710
                                                       ------------    ------------

                                                       $  1,570,122    $  1,679,430
                                                       ============    ============

LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
Accounts payable:
   Managing general partner (Note 5)                   $     48,398    $     38,017
                                                       ------------    ------------

Partners' Capital (Notes 4 and 7)
Limited partners, 2,425 units outstanding                 1,318,957       1,361,198
General partners                                            202,767         280,215
                                                       ------------    ------------
                                                          1,521,724       1,641,413
                                                       ------------    ------------

                                                       $  1,570,122    $  1,679,430
                                                       ============    ============

________________________________________________________________________________

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd. (A Limited Partnership)
Statements of Operations
For the Years Ended December 31, 2000, 1999 and 1998

________________________________________________________________________________

                                               2000          1999           1998
                                           -----------   -----------    -----------
Revenue
Oil and gas sales (Note 6)                 $ 1,481,720   $   994,675    $   903,162
Interest income                                  2,839           781          1,141
Gain on sale of assets                          47,751                       26,366
Other                                            2,066
                                           -----------   -----------    -----------
                                             1,534,376       995,456        930,669
                                           -----------   -----------    -----------
Expense (Note 5)
Fees to managing general partner                87,900        87,900         87,980
Production expense                             436,551       393,804        517,358
Severance tax                                   75,118        49,014         41,571
Depreciation, depletion and amortization       130,877       158,620      1,330,640
Other                                           15,573        17,867         16,374
                                           -----------   -----------    -----------
                                               746,019       707,205      1,993,923
                                           -----------   -----------    -----------

Net Income (Loss)                          $   788,357   $   288,251    $(1,063,254)
                                           ===========   ===========    ===========

Allocation of Net Income (Loss) (Note 7)
Limited partners                           $   380,922   $   117,083    $  (649,141)
General partners                               407,435       171,168       (414,113)
                                           -----------   -----------    -----------

                                           $   788,357   $   288,251    $(1,063,254)
                                           ===========   ===========    ===========
Net Income per $5,000 Limited
 Partner Unit (2,425 Units Outstanding)    $       157   $        48    $      (268)
                                           ===========   ===========    ===========

________________________________________________________________________________

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd. (A Limited Partnership)
Statements of Partners' Capital
For the Years Ended December 31, 2000, 1999 and 1998

________________________________________________________________________________

                                      Limited        General
                                     Partners       Partners        Total
                                   -----------    -----------    -----------
Balance at December 31, 1997       $ 2,225,481    $   852,149    $ 3,077,630
Partners' distributions               (204,913)      (159,100)      (364,013)
Partners' contributions (Note 4)                       22,977         22,977
Net income (loss)                     (649,141)      (414,113)    (1,063,254)
                                   -----------    -----------    -----------

Balance at December 31, 1998         1,371,427        301,913      1,673,340
Partners' distributions               (127,312)      (197,900)      (325,212)
Partners' contributions (Note 4)                        5,034          5,034
Net income                             117,083        171,168        288,251
                                   -----------    -----------    -----------

Balance at December 31, 1999         1,361,198        280,215      1,641,413
Partners' distributions               (423,163)      (490,791)      (913,954)
Partners' contributions (Note 4)                        5,908          5,908
Net income                             380,922        407,435        788,357
                                   -----------    -----------    -----------

Balance at December 31, 2000       $ 1,318,957    $   202,767    $ 1,521,724
                                   ===========    ===========    ===========

________________________________________________________________________________

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd. (A Limited Partnership)
Statements of Cash Flows
For the Years Ended December 31, 2000, 1999 and 1998

________________________________________________________________________________

                                                        2000           1999           1998
                                                    -----------    -----------    -----------
Cash Flows From Operating Activities
Net income (loss)                                   $   788,357    $   288,251    $(1,063,254)
                                                    -----------    -----------    -----------
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation, depletion and amortization                130,877        158,620      1,330,640
Gain on sale of assets                                  (47,751)                      (26,366)
(Increase) decrease in accounts receivable              (15,697)       (56,496)        41,664
Increase (decrease) in accounts payable                  10,381         (5,540)        (3,424)
                                                    -----------    -----------    -----------
                                                         77,810         96,584      1,342,514
                                                    -----------    -----------    -----------
Net cash provided by operating activities               866,167        384,835        279,260
                                                    -----------    -----------    -----------

Cash Flows From Investing Activities
Acquisition of property and equipment                   (21,992)        (5,894)       (19,414)
Proceeds from sale of assets                             55,687                        26,366
                                                    -----------    -----------    -----------
Net cash used in investing activities                    33,695         (5,894)         6,952
                                                    -----------    -----------    -----------

Cash Flows From Financing Activities
Partners' contributions                                   5,908          5,034         22,977
Partners' distributions                                (913,954)      (325,212)      (364,013)
                                                    -----------    -----------    -----------
Net cash used in financing activities                  (908,046)      (320,178)      (341,036)
                                                    -----------    -----------    -----------

Net Change in Cash                                       (8,184)        58,763        (54,824)
Cash - beginning of year                                 67,071          8,308         63,132
                                                    -----------    -----------    -----------
Cash - End of Year                                  $    58,887    $    67,071    $     8,308
                                                    ===========    ===========    ===========

________________________________________________________________________________

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd. (A Limited Partnership)
Notes to Financial Statements

________________________________________________________________________________

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

The Partnership shall continue in existence, unless terminated sooner through the occurrence of a final terminating event as defined by the partnership agreement, until December 31, 2001 as extended through approval by the limited partners owning a majority of aggregate Partnership subscriptions.

The Partnership's accounting policies are summarized below:

Basis of Accounting

The Partnership maintains its financial records on the income tax basis. The financial statements are presented in accordance with generally accepted accounting principles. The primary differences in accounting methods are identified in Note 7.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

________________________________________________________________________________

Texland Drilling Program-1981, Ltd. (A Limited Partnership)
Notes to Financial Statements

________________________________________________________________________________

1.   Summary of Significant Accounting Policies (continued)

Depreciation

Depreciation of equipment is provided by the unit-of-production method based on estimated proved developed oil and gas reserves.

Income Taxes

No provision for income taxes has been made, since such liability is that of the Partners rather than that of the Partnership.

Statement of Cash Flows

For purposes of these statements, the Partnership considers cash on deposit and highly liquid money market funds as cash and cash equivalents.

Allocation of Net Income (Loss)

Revenues and costs of the Partnership are allocated between the general and limited partners in accordance with the Partnership agreement.

2.   Costs Incurred in Oil and Gas Producing Activities

The following summarizes the Partnership's costs incurred in its oil and gas activities, all of which were conducted within the United States, for the years ended December 31:

                Lease Acquisition Costs                Development Costs
          ---------------------------------      -------------------------------
             Expensed         Capitalized           Expensed       Capitalized
          --------------    ---------------      --------------  ---------------

1998                                $    38               $ 181        $ 19,376
1999                                  1,084                 119           4,810
2000                                     19                  56          21,973

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

________________________________________________________________________________

Texland Drilling Program-1981, Ltd. (A Limited Partnership)
Notes to Financial Statements

________________________________________________________________________________

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

5.   Payments to Managing General Partner

The Partnership was charged $166,127, $161,107, and $171,851 in 2000, 1999, and
1998 respectively, for technical and accounting services performed by employees of the managing general partner. These charges are included in intangible development costs, production expenses and fees to managing general partner.

Supervisory fees charged to the Partnership by the managing general partner for drilling and operating the partnership wells were $134,936, $131,552, and $152,423, in 2000, 1999, and 1998 respectively, and are included in intangible development costs and production expenses.

These charges are allocated between the general and limited partners based upon applicable revenue and expense sharing rates.

6.   Major Purchasers

Purchasers, which accounted for 10% or more of the Partnership's sales, were as follows:

                                   2000      1999      1998

BHT Marketing, Inc.                                     34%
AMOCO Production Company            34%       31%       31%
Phillps Petroleum                   51%       47%
Highland Energy Company             14%
Tristar Gas Marketing                                   15%
                                 -----     -----     -----

                                    99%       78%       80%
                                 =====     =====     =====

Texland Petroleum, Inc. receives substantially all revenues directly from the purchasers and subsequently disburses these revenues to interest owners. Substantially all trade accounts receivable were due from Texland Petroleum, Inc. at December 31, 2000 and 1999.

________________________________________________________________________________

Texland Drilling Program-1981, Ltd. (A Limited PArtnership)
Notes to Financial Statements

________________________________________________________________________________

7.  Reconciliation of Book-Tax Reporting Differences

Although the Partnership financial statements are prepared in accordance with generally accepted accounting principles, its books and records are maintained on the basis of accounting used for federal income tax purposes.

                                                    Limited     General
                                                   Partners     Partners       Total
                                                  ----------   ----------   ---------
Net Income Differences:

Net income (loss) for financial reporting
    purposes                                      $  380,922   $  407,435   $ 788,357
                                                  ----------   ----------   ---------

Expenses for federal income tax purposes
   capitalized for financial reporting purposes      (14,598)                 (14,598)
Additional gain on sale of assets for federal
    income tax purposes                                5,235        1,215       6,450
Excess of depreciation, depletion and
   amortization expense for financial
   reporting purposes over amounts for
   federal income tax purposes                        80,459       18,437      98,896
                                                  ----------   ----------   ---------

Additional income for federal income
   tax purposes                                       71,096       19,652      90,748
                                                  ----------   ----------   ---------

Net income for federal income tax purposes        $  452,018   $  427,087   $ 879,105
                                                  ==========   ==========   =========

________________________________________________________________________________

Texland Drilling Program-1981, Ltd. (A Limited PArtnership)
Notes to Financial Statements

________________________________________________________________________________

7.   Reconciliation of Book-Tax Reporting Differences (continued)

                                                        Limited            General
                                                        Partners           Partners           Total
                                                      -----------         -----------      -----------
Partners' Capital  Differences:

Partners' capital at December 31, 2000,
    for financial reporting purposes                  $ 1,318,957         $  202,767       $ 1,521,724

Additional income (loss) for federal
    income tax purposes:

      2000                                                 71,096             19,652            90,748
      1999                                                 96,076             20,149           116,225
      1998                                                773,151            510,714         1,283,865
      1997                                                112,381            132,092           244,473
      1996                                                 99,228             74,176           173,404
      1995                                                157,172            120,204           277,376
      1994                                                197,999            107,966           305,965
      1993                                                277,730            214,742           492,472
      1992                                                240,459            100,370           340,829
      1991                                                318,408            152,615           471,023
      1990                                                550,882            160,269           711,151
      1989                                                552,963            120,851           673,814
      1988                                                795,772            (36,000)          759,772
      1987                                                517,630             (3,242)          514,388
      1986                                                332,931           (253,798)           79,133
      1985                                                921,282           (682,039)          239,243
      1984                                              1,276,759           (479,063)          797,696
      1983                                              1,145,881             76,871         1,222,752
      1982                                               (503,533)          (134,627)         (638,160)
      1981                                             (8,051,462)          (125,697)       (8,177,159)
Investment tax credit basis reduction not
    recognized for financial reporting purposes                              (39,178)          (39,178)
                                                      -----------         ----------       -----------
Partners' capital December 31, 2000,
    for federal income tax purposes                   $ 1,201,762         $  259,794       $ 1,461,556
                                                      ===========         ==========       ===========

________________________________________________________________________________