Form 10-Q
period 2001-03-31
TEXLAND DRILLING PROGRAM 1981
filed 2001-12-21
CIK 352507

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended
     March 31, 2001                              Commission File Number 2-71865
-----------------------                         --------------------------------


                       TEXLAND DRILLING PROGRAM-1981, LTD.
                       -----------------------------------
                              (Name of Registrant)


       TEXAS                                          75-1791491
-----------------------                  -------------------------------------
(State of Organization)                  (I.R.S. Employer Identification No.)


 777 Main Street, Suite 3200
      Fort Worth, Texas                                 76102
-------------------------------                       ---------
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

       YES _____   NO   X
                      -----


                    This report contains a total of 10 pages.

                       Texland Drilling Program-1981, Ltd.

                          Index To Financial Statements

                                 Reference Page
                                 --------------

Balance Sheets at March 31, 2001 and                               3
    December 31, 2000.

Statements of Operations for the Three Months                      4
    Months Ended March 31, 2001 and 2000.

Statement of Partners' Equity at March 31, 2001.                   5

Statements of Cash Flows for Three Months Ended                    6
    March 31, 2001 and 2000.

Notes to Financial Statements.                                   7-8

                       Texland Drilling Program-1981, Ltd.
                             (A Limited Partnership)

                                 Balance Sheets
                      March 31, 2001 and December 31, 2000
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                      03/31/01            12/31/2000
                                                               -----------------    ------------------
ASSETS
Current Assets
Cash                                                           $          91,529    $          58,887
Accounts receivable - trade (Note 6)                                     209,777              145,346
                                                               -----------------    -----------------
                                                                         301,306              204,233
                                                               -----------------    -----------------
Property and Equipment, at Cost (Successful
 Efforts Method) (Notes 2, 3, 4, and 5)
Intangible development costs                                           7,151,822            7,107,019
Lease and well equipment                                               4,178,584            4,170,251
Producing leaseholds                                                     161,495              161,495
                                                               -----------------    -----------------
                                                                      11,491,901           11,438,765
Accumulated depreciation, depletion and amortization                 (10,104,629)         (10,072,876)
                                                               -----------------    -----------------
                                                                       1,387,272            1,365,889
                                                               -----------------    -----------------

                                                               $       1,688,578    $       1,570,122
                                                               =================    =================

LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
Accounts payable:
  Managing general partner (Note 5)                            $          83,193    $          48,398
                                                               -----------------    -----------------

Partners' Capital (Notes 4 and 7)
Limited partners - 2,425 units outstanding                             1,372,402            1,318,957
General partners                                                         232,983              202,767
                                                               -----------------    -----------------
                                                                       1,605,385            1,521,724
                                                               -----------------    -----------------

                                                               $       1,688,578    $       1,570,122
                                                               =================    =================


--------------------------------------------------------------------------------
                 See accompanying notes to financial statements.

                       Texland Drilling Program-1981, Ltd.
                             (A Limited Partnership)

                            Statements of Operations
                             March 31, 2001 and 2000
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                               Three Months Ended
                                                                     March 31,
                                                             2001             2000
                                                       ---------------   --------------
       Revenue
       Oil and gas sales (Note 6)                      $     450,662     $     355,199
       Interest income                                           532               610
       Miscellaneous Income                                        -             2,066
       Gain on sale of assets                                      -                 -
                                                       -------------     -------------
                                                             451,194           357,875
                                                       -------------     -------------
       Expense (Note 5)
       Fees to managing general partner                       21,975            21,975
       Production expense                                    105,848            98,934
       Severance tax                                          25,870            17,888
       Depreciation, depletion and amortization               31,753            37,554
       Other                                                     476             1,280
                                                       -------------     -------------
                                                             185,922           177,631
                                                       -------------     -------------

       Net Income (Loss)                               $     265,272     $     180,244
                                                       =============     =============

       Allocation of Net Income (Loss) (Note 7)
       Limited partners                                $     135,289     $      84,977
       General partners                                      129,983            95,267
                                                       -------------     -------------

                                                       $     265,272     $     180,244
                                                       =============     =============

       Net Income (Loss) per $5,000 Limited
         Partner (2,425 Units Outstanding)             $          56     $          35
                                                       =============     =============


--------------------------------------------------------------------------------
                See accompanying notes to financial statements.

                       Texland Drilling Program-1981, Ltd.
                             (A Limited Partnership)

                         Statements of Partners' Capital
                        Three Months Ended March 31, 2001
                                   (Unaudited)
--------------------------------------------------------------------------------


                                            Limited              General
                                            Partners            Partners              Total
                                        ----------------    ------------------    --------------
Balance at December 31, 2000               $ 1,318,957          $  202,767         $ 1,521,724
Partners' distributions                        (81,844)           (108,100)           (189,944)
Partners' contributions                              -               8,333               8,333
Net income                                     135,289             129,983             265,272
                                           -----------          ----------         -----------

Balance at March 31, 2001                  $ 1,372,402          $  232,983         $ 1,605,385
                                           ===========          ==========         ===========


--------------------------------------------------------------------------------
                 See accompanying notes to financial statements.

                       Texland Drilling Program-1981, Ltd.
                             (A Limited Partnership)

                             Statements of Cash Flow
                   Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)

                                                              2001            2000
                                                           ---------       ---------
Operating Activities
Net income (loss)                                          $ 265,272       $ 180,244
                                                           ---------       ---------
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation, depletion and amortization                 31,753          37,554
     Gain on sale of assets                                        -               -
     (Increase) decrease in accounts receivable              (64,431)        (13,030)
     (Decrease) increase in accounts payable                  34,795           8,550
      Other                                                        -               -
                                                           ---------       ---------
                                                               2,117          33,074
                                                           ---------       ---------
Net cash provided by operating activities                    267,389         213,318
                                                           ---------       ---------

Investing Activities
Acquisition of property and equipment                        (53,136)        (16,404)
Proceeds from sale of assets                                       -               -
                                                           ---------       ---------
Net cash used in investing activities                        (53,136)        (16,404)
                                                           ---------       ---------

Financing Activities
Partners' contributions                                        8,333           3,396
Partners' distributions                                     (189,944)       (207,175)
                                                           ---------       ---------
Net cash used in financing activities                       (181,611)       (203,779)
                                                           ---------       ---------

Net Increase in Cash                                          32,642          (6,865)
Cash - beginning of year                                      58,887          67,072
                                                           ---------       ---------

Cash - End of Quarter                                      $  91,529       $  60,207
                                                           =========       =========



--------------------------------------------------------------------------------
                 See accompanying notes to financial statements.

                       Texland Drilling Program-1981, Ltd.
                             (A Limited Partnership)

                          Notes To Financial Statements
                                 March 31, 2001
                                   (Unaudited)


1.   Summary Of Significant Accounting Policies

The Partnership was organized as a limited partnership on July 20, 1981 for the purpose of engaging in oil and gas exploration and production. Texland Properties-1981, a general partnership, and Texland Petroleum, Inc. are the General Partners. The Managing General Partner is Texland Petroleum, Inc. The Partnership's accounting policies are summarized below:

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

                       Texland Drilling Program-1981, Ltd.
                             (A Limited Partnership)

                    Notes To Financial Statements (Continued)
                                 March 31, 2001
                                   (Unaudited)


3.   Fees To Managing General Partner (Texland Petroleum, Inc.)

In consideration of its management services rendered, the Managing General Partner is entitled to charge management fees to the Partnership. In addition, for the three months ended March 31, 2001 and March 31, 2000, the Partnership was charged $41,532 and $40,277 respectively for technical services, accounting services, and supervisory services performed by the employees of the Managing General Partner and such charges are included in intangible development costs, production expenses and fees to Managing General Partner. These charges are allocated between the General and Limited Partners based upon applicable revenue and expense sharing rates.

                       Texland Drilling Program-1981, Ltd.
                             (A Limited Partnership)

                Management's Discussion And Analysis Of Financial
                       Condition And Results Of Operations

                                 March 31, 2001

The Partnership's average price per barrel of oil for the first quarter of 2001 was $21.47 as compared to $22.78 for the first quarter of 2000. The increased revenue and related severance tax expense result primarily from the increase in average oil prices. Certain normal expected declines in production were also experienced over the past twelve months.

Depreciation, depletion and amortization for the first quarter of 2001 was $31,753 as compared to $37,554 for the first quarter of 2000. This decrease is directly related to change in the future oil and gas reserve estimates. The future oil and gas reserve estimates are effected by changes in the current prices of oil and gas, which correspondingly affect the number of future years that oil and gas properties will remain economically viable.

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



Date: December 20, 2001