Form 10-Q
period 2001-06-30
TEXLAND DRILLING PROGRAM 1981
filed 2001-12-21
CIK 352507

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended
    June 30, 2001                          Commission File Number 2-71865
    -------------                          ------------------------------

                       TEXLAND DRILLING PROGRAM-1981, LTD.
                       -----------------------------------
                              (Name of Registrant)

           TEXAS                                         75-1791491
   -----------------------                  ------------------------------------
   (State of Organization)                  (I.R.S. Employer Identification No.)


   777 Main Street, Suite 3200
      Fort Worth, Texas                                       76102
 ---------------------------------                           --------
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

       YES _____   NO   X
                      ------



                    This report contains a total of 10 pages.

                       Texland Drilling Program-1981, Ltd.

                          Index To Financial Statements

                                 Reference Page
                                 --------------

Balance Sheets at June 30, 2001 and                           3
    December 31, 2000.

Statements of Operations for the Three Months                 4
    and Six Months Ended June 30, 2001 and 2000.

Statement of Partners' Equity at June 30, 2001.               5

Statements of Cash Flows for Six Months Ended                 6
    June 30, 2001 and 2000.

Notes to Financial Statements.                              7-8

                       Texland Drilling Program-1981, Ltd.
                             (A Limited Partnership)

                                 Balance Sheets
                       June 30, 2001 and December 31, 2000
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                            06/30/01       12/31/2000
                                                                          ------------    ------------
ASSETS
Current Assets
Cash                                                                      $     58,232    $     58,887
Accounts receivable - trade (Note 6)                                           144,233         145,346
                                                                          ------------    ------------
                                                                               202,465         204,233
                                                                          ------------    ------------
Property and Equipment, at Cost (Successful
  Efforts Method) (Notes 2, 3, 4, and 5)
Intangible development costs                                                 7,190,228       7,107,019
Lease and well equipment                                                     4,191,231       4,170,251
Producing leaseholds                                                           161,495         161,495
                                                                          ------------    ------------
                                                                            11,542,954      11,438,765
Accumulated depreciation, depletion and amortization                       (10,138,643)    (10,072,876)
                                                                          ------------    ------------
                                                                             1,404,311       1,365,889
                                                                          ------------    ------------

                                                                          $  1,606,776    $  1,570,122
                                                                          ============    ============

LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
Accounts payable:
  Managing general partner (Note 5)                                       $     70,909    $     48,398
                                                                          ------------    ------------

Partners' Capital (Notes 4 and 7)
Limited partners - 2,425 units outstanding                                   1,340,254       1,318,957
General partners                                                               195,613         202,767
                                                                          ------------    ------------
                                                                             1,535,867       1,521,724
                                                                          ------------    ------------

                                                                          $  1,606,776    $  1,570,122
                                                                          ============    ============


--------------------------------------------------------------------------------
                 See accompanying notes to financial statements.

                       Texland Drilling Program-1981, Ltd.
                             (A Limited Partnership)

                            Statements of Operations
                             June 30, 2001 and 2000
                                   (Unaudited)
--------------------------------------------------------------------------------

                                           Three Months Ended      Six Months Ended
                                                 June 30,             June 30,
                                             2001       2000       2001       2000
                                           --------   --------   --------   --------
Revenue
Oil and gas sales (Note 6)                 $315,269   $363,716   $765,931   $718,915
Interest income                                 407        470        939      1,080
Miscellaneous Income                              -          -          -      2,066
Gain on sale of assets                            -          -          -          -
                                           --------   --------   --------   --------
                                            315,676    364,186    766,870    722,061
                                           --------   --------   --------   --------
Expense (Note 5)
Fees to managing general partner             21,975     21,975     43,950     43,950
Production expense                          116,876     99,651    222,724    198,585
Severance tax                                15,906     18,447     41,776     36,335
Depreciation, depletion and amortization     34,014     38,405     65,767     75,959
Other                                        11,632     11,826     12,108     13,106
                                           --------   --------   --------   --------
                                            200,403    190,304    386,325    367,935
                                           --------   --------   --------   --------

Net Income (Loss)                          $115,273   $173,882   $380,545   $354,126
                                           ========   ========   ========   ========

Allocation of Net Income (Loss) (Note 7)

Limited partners                           $ 58,789   $ 81,050   $194,078   $166,027
General partners                             56,484     92,832    186,467    188,099
                                           --------   --------   --------   --------

                                           $115,273   $173,882   $380,545   $354,126
                                           ========   ========   ========   ========

Net Income (Loss) per $5,000 Limited
  Partner (2,425 Units Outstanding)        $     24   $     33   $     80   $     68
                                           ========   ========   ========   ========


--------------------------------------------------------------------------------
                See accompanying notes to financial statements.

                       Texland Drilling Program-1981, Ltd.
                             (A Limited Partnership)

                         Statements of Partners' Capital
                         Six Months Ended June 30, 2001
                                   (Unaudited)
--------------------------------------------------------------------------------

                                       Limited        General
                                       Partners       Partners         Total
                                      -----------    -----------    -----------

Balance at December 31, 2000          $ 1,318,957    $   202,767    $ 1,521,724
Partners' distributions                  (172,781)      (214,600)      (387,381)
Partners' contributions                         -         20,979         20,979
Net income                                194,078        186,467        380,545
                                      -----------    -----------    -----------

Balance at June 30, 2001              $ 1,340,254    $   195,613    $ 1,535,867
                                      ===========    ===========    ===========


--------------------------------------------------------------------------------
                See accompanying notes to financial statements.

                       Texland Drilling Program-1981, Ltd.
                             (A Limited Partnership)

                             Statements of Cash Flow
                     Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)


                                                         2001           2000
                                                       ---------      ---------

Operating Activities
Net income (loss)                                      $ 380,545      $ 354,126
                                                       ---------      ---------
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation, depletion and amortization               65,767         75,959
   Gain on sale of assets                                      -              -
   (Increase) decrease in accounts receivable              1,113        (12,724)
   (Decrease) increase in accounts payable                22,511           (613)
   Other                                                       -              -
                                                       ---------      ---------
                                                          89,391         62,622
                                                       ---------      ---------
Net cash provided by operating activities                469,936        416,748
                                                       ---------      ---------

Investing Activities
Acquisition of property and equipment                   (104,189)       (15,307)
Proceeds from sale of assets                                   -              -
                                                       ---------      ---------
Net cash used in investing activities                   (104,189)       (15,307)
                                                       ---------      ---------

Financing Activities
Partners' contributions                                   20,979          1,917
Partners' distributions                                 (387,381)      (409,175)
                                                       ---------      ---------
Net cash used in financing activities                   (366,402)      (407,258)
                                                       ---------      ---------

Net Increase in Cash                                        (655)        (5,817)
Cash - beginning of year                                  58,887         67,072
                                                       ---------      ---------

Cash - End of Quarter                                  $  58,232      $  61,255
                                                       =========      =========


--------------------------------------------------------------------------------

                See accompanying notes to financial statements.

                       Texland Drilling Program-1981, Ltd.
                             (A Limited Partnership)

                          Notes To Financial Statements
                                  June 30, 2001
                                    (Unaudited)



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

                       Texland Drilling Program-1981, Ltd.
                             (A Limited Partnership)

                    Notes To Financial Statements (Continued)
                                  June 30, 2001
                                    (Unaudited)


3.       Fees To Managing General Partner (Texland Petroleum, Inc.)

In consideration of its management services rendered, the Managing General Partner is entitled to charge management fees to the Partnership. In addition, for the six months ended June 30, 2001 and June 30, 2000, the Partnership was charged $83,064 and $80,554 respectively for technical services, accounting services, and supervisory services performed by the employees of the Managing General Partner and such charges are included in intangible development costs, production expenses and fees to Managing General Partner. These charges are allocated between the General and Limited Partners based upon applicable revenue and expense sharing rates.

                       Texland Drilling Program-1981, Ltd.
                             (A Limited Partnership)

                Management's Discussion And Analysis Of Financial
                       Condition And Results Of Operations

                                  June 30, 2001

The Partnership's average price per barrel of oil for the second quarter of 2001 was $19.92 as compared to $22.80 for the second quarter of 2000. The decreased revenue and related severance tax expense result primarily from the decrease in average oil prices. Certain normal expected declines in production were also experienced over the past twelve months.

Depreciation, depletion and amortization for the second quarter of 2001 was $34,014 as compared to $38,405 for the second quarter of 2000. This decrease is directly related to change in the future oil and gas reserve estimates. The future oil and gas reserve estimates are effected by changes in the current prices of oil and gas, which correspondingly affect the number of future years that oil and gas properties will remain economically viable.

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




Date: December 21, 2001