Form 10-Q
period 2001-09-30
TEXLAND DRILLING PROGRAM 1981
filed 2001-12-21
CIK 352507

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended
 September 30, 2001                               Commission File Number 2-71865
---------------------                             ------------------------------

                       TEXLAND DRILLING PROGRAM-1981, LTD.
                       -----------------------------------
                              (Name of Registrant)

        TEXAS                                           75-1791491
-----------------------                     ------------------------------------
(State of Organization)                     (I.R.S. Employer Identification No.)


  777 Main Street, Suite 3200
       Fort Worth, Texas                                                 76102
-------------------------------                                         --------
 (Address of Executive Offices)                                         Zip Code

                  Registrant's Telephone Number (817) 336-2751
                                               ---------------

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

       YES ____   NO   X
                     -----


                   This report contains a total of 10 pages.

                       Texland Drilling Program-1981, Ltd.

                          Index To Financial Statements

                                 Reference Page
                                 --------------

Balance Sheets at September 30, 2001 and                                    3
    December 31, 2000.

Statements of Operations for the Three Months                               4
    and Nine Months Ended September 30, 2001 and 2000.

Statement of Partners' Equity at September 30, 2001.                        5

Statements of Cash Flows for Nine Months Ended                              6
    September 30, 2001 and 2000.

Notes to Financial Statements.                                            7-8

                       Texland Drilling Program-1981, Ltd.
                             (A Limited Partnership)

                                 Balance Sheets
                    September 30, 2001 and December 31, 2000
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                         09/30/01     12/31/2000
                                                                       ------------   -----------
ASSETS
Current Assets
Cash                                                                   $     20,270   $    58,887
Accounts receivable - trade (Note 6)                                        136,585       145,346
                                                                       ------------   ------------
                                                                            156,855       204,233
                                                                       ------------   ------------
Property and Equipment, at Cost (Successful
  Efforts Method) (Notes 2, 3, 4, and 5)
Intangible development costs                                              7,243,520     7,107,019
Lease and well equipment                                                  4,212,822     4,170,251
Producing leaseholds                                                        161,495       161,495
                                                                       ------------   ------------
                                                                         11,617,837    11,438,765
Accumulated depreciation, depletion and amortization                    (10,178,093)  (10,072,876)
                                                                       ------------   ------------
                                                                          1,439,744     1,365,889
                                                                       ------------   ------------

                                                                       $  1,596,599   $ 1,570,122
                                                                       ============   ============

LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
Accounts payable:
  Managing general partner (Note 5)                                        $ 73,902      $ 48,398
                                                                       ------------   ------------

Partners' Capital (Notes 4 and 7)
Limited partners - 2,425 units outstanding                                1,340,298     1,318,957
General partners                                                            182,399       202,767
                                                                       ------------   ------------
                                                                          1,522,697     1,521,724
                                                                       ------------   ------------

                                                                       $  1,596,599   $ 1,570,122
                                                                       ============   ============




--------------------------------------------------------------------------------
                 See accompanying notes to financial statements.

                       Texland Drilling Program-1981, Ltd.
                             (A Limited Partnership)

                            Statements of Operations
                           September 30, 2001 and 2000
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                Three Months Ended        Nine Months Ended
                                                   September 30,             September 30,
                                                 2001        2000         2001          2000
                                              ----------  ----------  ------------  ------------
Revenue
Oil and gas sales (Note 6)                    $ 323,582   $ 386,999   $ 1,089,513   $ 1,105,914
Interest income                                     201         688         1,140         1,768
Miscellaneous Income                                  -           -             -         2,066
Gain on sale of assets                                -           -             -             -
                                              ----------  ----------  ------------  ------------
                                                323,783     387,687     1,090,653     1,109,748
                                              ----------  ----------  ------------  ------------
Expense (Note 5)
Fees to managing general partner                 21,975      21,975        65,925        65,925
Production expense                              132,979     106,389       355,703       304,974
Severance tax                                    15,869      19,628        57,645        55,963
Depreciation, depletion and amortization         39,450      35,333       105,217       111,292
Other                                             1,684       2,215        13,792        15,321
                                              ----------  ----------  ------------  ------------
                                                211,957     185,540       598,282       553,475
                                              ----------  ----------  ------------  ------------

Net Income (Loss)                             $ 111,826   $ 202,147   $   492,371   $   556,273
                                              ==========  ==========  ============  ============

Allocation of Net Income (Loss) (Note 7)
Limited partners                              $  57,031   $ 102,964   $   251,109   $   264,570
General partners                                 54,795      99,183       241,262       291,703
                                              ----------  ----------  ------------  ------------

                                              $ 111,826   $ 202,147   $   492,371   $   556,273
                                              ==========  ==========  ============  ============

Net Income (Loss) per $5,000 Limited
  Partner (2,425 Units Outstanding)           $      24   $      42   $       104   $       109
                                              ==========  ==========  ============  ============



--------------------------------------------------------------------------------
                See accompanying notes to financial statements.

                       Texland Drilling Program-1981, Ltd.
                             (A Limited Partnership)

                         Statements of Partners' Capital
                      Nine Months Ended September 30, 2001
                                   (Unaudited)
--------------------------------------------------------------------------------




                                                       Limited      General
                                                      Partners     Partners      Total
                                                    ------------  ----------  ------------
Balance at December 31, 2000                        $ 1,318,957   $ 202,767   $ 1,521,724
Partners' distributions                                (229,768)   (304,200)     (533,968)
Partners' contributions                                       -      42,570        42,570
Net income                                              251,109     241,262       492,371
                                                    ------------  ----------  ------------

Balance at September 30, 2001                       $ 1,340,298   $ 182,399   $ 1,522,697
                                                    ============  ==========  ============







--------------------------------------------------------------------------------
                See accompanying notes to financial statements.

                       Texland Drilling Program-1981, Ltd.
                             (A Limited Partnership)

                             Statements of Cash Flow
                  Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                                                  2001            2000
                                                               ----------      ----------
Operating Activities
Net income (loss)                                              $  492,371      $  556,274
                                                               ----------      ----------
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation, depletion and amortization                      105,217         111,292
    Gain on sale of assets                                              -               -
    (Increase) decrease in accounts receivable                      8,761          (9,151)
    (Decrease) increase in accounts payable                        25,504          17,215
    Other                                                               -               -
                                                               ----------      ----------
                                                                  139,482         119,356
                                                               ----------      ----------
Net cash provided by operating activities                         631,853         675,630
                                                               ----------      ----------

Investing Activities
Acquisition of property and equipment                            (179,072)        (18,140)
Proceeds from sale of assets                                            -               -
                                                               ----------      ----------
Net cash used in investing activities                            (179,072)        (18,140)
                                                               ----------      ----------

Financing Activities
Partners' contributions                                            42,570           4,749
Partners' distributions                                          (533,968)       (625,638)
                                                               ----------      ----------
Net cash used in financing activities                            (491,398)       (620,889)
                                                               ----------      ----------

Net Increase in Cash                                              (38,617)         36,601
Cash - beginning of year                                           58,887          67,072
                                                               ----------      ----------

Cash - End of Quarter                                          $   20,270      $  103,673
                                                               ==========      ==========





--------------------------------------------------------------------------------
                See accompanying notes to financial statements.

                       Texland Drilling Program-1981, Ltd.
                             (A Limited Partnership)

                          Notes To Financial Statements
                               September 30, 2001
                                   (Unaudited)

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

                      Texland Drilling Program-1981, Ltd.
                             (A Limited Partnership)

                    Notes To Financial Statements (Continued)
                               September 30, 2001
                                   (Unaudited)

3.       Fees To Managing General Partner (Texland Petroleum, Inc.)

In consideration of its management services rendered, the Managing General Partner is entitled to charge management fees to the Partnership. In addition, for the nine months ended September 30, 2001 and September 30, 2000, the Partnership was charged $124,595 and $120,830 respectively for technical services, accounting services, and supervisory services performed by the employees of the Managing General Partner and such charges are included in intangible development costs, production expenses and fees to Managing General Partner. These charges are allocated between the General and Limited Partners based upon applicable revenue and expense sharing rates.

                       Texland Drilling Program-1981, Ltd.
                             (A Limited Partnership)

                Management's Discussion And Analysis Of Financial
                       Condition And Results Of Operations

                               September 30, 2001

The Partnership's average price per barrel of oil for the third quarter of 2001 was $18.71 as compared to $25.61 for the third quarter of 2000. The decreased revenue and related severance tax expense result primarily from the decrease in average oil prices. Certain normal expected declines in production were also experienced over the past twelve months.

Depreciation, depletion and amortization for the third quarter of 2001 was $39,450 as compared to $35,333 for the third quarter of 2000. This increase is the result of new drilling in certain secondary recovery areas. Additions in intangible development costs and equipment for the third quarter of 2001 were $53,292 and $21,592 compared to $-0- and $2,832 for the third quarter of 2000, respectively.

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