Form 10-K
period 2001-12-31
TEXLAND DRILLING PROGRAM 1981
filed 2002-04-01
CIK 352507

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the year ended
December 31, 2001                                Commission File Number 2-71865
-----------------                                ------------------------------


                          TEXLAND DRILLING PROGRAM-1981
                          -----------------------------
                              (Name of Registrant)

       TEXAS                                            75-1791491
       -----                                 -----------------------------------
State of Organization)                      I. R. S. Employer Identification No.


      777 Main Street, Suite 3200
           Fort Worth, Texas                                            76102
----------------------------------------                               ---------
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

                   This report contains a total 1 of 19 pages.

                                     PART I

Item 1.  Business
-----------------

Texland Drilling Program-1981 (a Limited Partnership) was formed on July 20, 1981 with $12,125,000 in aggregate Limited Partnership subscriptions for the purpose of engaging in the exploration for oil and gas. Such exploration has taken place principally in the geological area known as the Texas Permian Basin. The Partnership's drilling and exploration phase is complete. Development of the Partnership's properties is also complete; except for possible occasional developmental drilling which may be undertaken to the extent necessary to insure the maximum commercial recovery of reserves. In 2001, the Partnership drilled 9 such developmental wells.

The Partnership has no plans to borrow funds or reinvest significant amounts of oil and gas revenues. To the extent that in-fill development is deemed advisable, however; such operations will be funded from available cash flow.

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

The price of oil and gas is affected by world wide supply and demand beyond the Partnership's control. The average posted price during the past five years for West Texas Sour (at an assumed gravity of 40 degrees), the primary type of Partnership oil, is as follows:

                             1997    $16.86
                             1998    $ 9.88
                             1999    $14.46
                             2000    $25.29
                             2001    $19.16

From January 1, 2002 to March 18, 2002, oil prices of such oil ranged from a low of $10.90 to a high of $18.15.

Item 2 - Properties
-------------------

The Partnership currently has an interest in 258 active gross oil and gas wells, representing 17.65 net wells. Two of the gross wells and 0.64 of the net wells are gas wells and the remainder are oil wells.

The Partnership currently has 250 oil wells included in 8 different enhanced recovery projects operated by Texland Petroleum, Inc. Such enhanced recovery projects are designed to pressurize the oil bearing reservoirs and increase the producing rates, property life and overall ultimate recovery of oil.

Item 3 - Legal Proceedings
--------------------------

None

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

In 2001, majority owners of aggregate Limited Partner Partnership Subscriptions approved an amendment that extends the term of the Partnership through December 31, 2006.

                                     PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

Omitted.  Not applicable.

Item 6 - Selected Financial Data
--------------------------------

The following table presents selected financial data for each of the past five years ended December 31, 2001. The data has been derived from the audited financial statements:

                         TEXLAND DRILLING PROGRAM - 1981
                         SELECTED FINANCIAL INFORMATION
                         FOR THE YEAR ENDED DECEMBER 31,
                         -------------------------------

STATEMENT OF OPERATIONS DATA:
----------------------------

                                          2001         2000         1999           1998          1997
                                       ----------   ----------   ----------    -----------    ----------
   Revenues                            $1,327,968   $1,534,376   $  995,456    $   930,669    $1,481,650

   Net Income/(Loss):
     Limited Partners                     184,865      380,922      117,083       (649,141)      111,810
     General Partners                     254,955      407,435      171,168       (414,113)      198,949
                                       ----------   ----------   ----------    -----------    ----------

   Net Income/(Loss):                  $  439,820   $  788,357   $  288,251    $(1,063,254)   $  310,759
                                       ==========   ==========   ==========    ===========    ==========

   Net Income/(Loss) per $5,000
   Limited Partner Units (2,425
   Units Outstanding)                  $       76   $      157   $       48    $      (268)   $       46
                                       ==========   ==========   ==========    ===========    ==========

BALANCE SHEET DATA:
------------------

   Total Assets                        $1,457,338   $1,570,122   $1,679,430    $ 1,716,897    $3,124,611

   Total Liabilities                   $   55,102   $   48,398   $   38,017    $    43,557    $   46,981

   Partners' Equity                    $1,402,236   $1,521,724   $1,641,413    $ 1,673,340    $3,077,630

PARTNERSHIP CASH DISTRIBUTIONS
------------------------------
   Limited Partner (per $5,000 unit)   $      108   $      175   $       53    $        85    $      110
   General Partner                     $  348,100   $  490,791   $  197,900    $   159,100    $  430,700

Item 7 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
-------------

Financial Results
-----------------

Oil and gas sales decreased by approximately 11% in 2001 as compared to 2000. The average price of Partnership oil decreased by approximately 24% in 2001. The price of gas sold by the Partnership increased by approximately 29% in 2001. Gas sales represent approximately 20% of 2001 total oil and gas sales. The net change in oil and gas sales is due primarily to such oil and gas price changes in 2001.

Oil and gas sales increased by approximately 49% in 2000 as compared to 1999. The average price of Partnership oil increased by approximately 80% in 2000.

Fees to the managing general partner remained constant over the period 1999 through 2001.

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

Depreciation and depletion for 2001 is $204,153 as compared to $130,877 for 2000. Changes in depreciation and depletion for the period 1999 through 2001, are due primarily to the effect that changes in oil and gas prices have on the calculation of estimated future economically recoverable oil and gas reserves.

Production expenses increased by 15% in 2001 as compared to 2000 due to an increase in workovers. Production expenses increased by 11% in 2000 as compared to 1999 due to increased production.

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

Item 8 - Financial Statements and Supplementary Data:
----------------------------------------------------

See Index to Financial Statements on Page 9 of this report.

Item 9 - Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosures.
---------------------

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

The Partnership has no officers, employees or directors. The background of the General Partners is as follows:

R. J. Schumacher - Age 73, Vice President and Co-Owner of Texland Petroleum,
----------------
Inc. since May, 1967, has been an independent oil operator involved in drilling and producing operations and the financing of oil and gas prospects, principally in West Texas, Oklahoma and Arkansas. He has served as an executive officer with Texland since its incorporation. For more than ten years prior to becoming an independent oil operator, Mr. Schumacher was the chief financial officer, contract drilling manager and land supervisor for an independent oil and gas drilling contractor and operator. Mr. Schumacher is a Certified Public Accountant. He received a Bachelor of Science in Commerce degree from Texas Christian University in 1950 and a Master in Professional Accounting degree from the University of Texas in 1951.

J. N. Namy - Age 63 President and Chief Executive Officer of Texland Petroleum,
----------
Inc., was employed by Texland as a geologist in June 1978. From 1967 to 1970 he was employed by Pan American Petroleum Corp. in the Fort Worth Division. From 1970 to 1978 he taught at Baylor University achieving the rank of Associate Professor. During this time, he served as a consultant for several independent petroleum companies working on exploration and development projects in the Eastern Shelf and the Permian Basin of West Texas and New Mexico, as well as the southern Rockies of New Mexico and Colorado. He received his Bachelor and Master degrees from Western Reserve University in Cleveland, Ohio and his Ph. D. degree from the University of Texas at Austin in 1969. Mr. Namy is a member of the American Association of Petroleum Geologists, Geological Society of America and the Society of Economic Paleontologists and Mineralogists.

J. H. Wilkes - Age 46, President and Chief Operating Officer of Texland
------------
Petroleum, Inc., was employed by Texland as a reservoir engineer in August 1984. From 1978 to 1984, he was employed by Sun Exploration and Production Company in Midland and Abilene, Texas. The first three years he served as a production engineer and for the remaining three years he served as a reservoir engineer. He received a Bachelor of Science degree in Petroleum Engineering from Texas A&M University in 1978. He is a member of the Society of Petroleum Engineers, A.I.M.E. and is a registered professional engineer in Texas.


Item 11.  Executive Compensation
--------------------------------

See Note 5 of Notes to Financial Statements on page 17 of this report for information with respect to payments to the Managing General Partner.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

Omitted.  Not applicable to Registrant.

Texland Petroleum, Inc. and Texland Properties-1981 are General Partners of the Partnership. Texland Petroleum, Inc. is the managing General Partner. Texland Properties-1981 is a general partnership formed between W. E. Rector, R. J. Schumacher and Texland Petroleum, Inc. Due to the death of W. E. Rector, the W.
E. Rector interest is now held by the Rector Living Trust.

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

TEXLAND DRILLING PROGRAM-1981
-----------------------------
    Registrant

By  /s/  M. E. Chapman
  ---------------------------------------
  M.E. Chapman, Vice President - Finance
  Texland Petroleum, Inc.                        Date March 27, 2002



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By  /s/ R. J. Schumacher
  ---------------------------------------
  R.J. Schumacher, Vice President

  Texland Petroleum, Inc.                        Date March 27, 2002


By  /s/  J. N. Namy
  ---------------------------------------
  J.N. Namy, President & C.E.O.
  Texland Petroleum, Inc.                        Date March 27, 2002


By  /s/ J. H. Wilkes
  ---------------------------------------
  J.H. Wilkes, President & C.O.O.
  Texland Petroleum, Inc.                        Date March 27, 2002

--------------------------------------------------------------------------------



                       Texland Drilling Program-1981, Ltd.

                              Financial Statements
                                December 31, 2001


--------------------------------------------------------------------------------

Texland Drilling Program-1981, Ltd.
Table of Contents

--------------------------------------------------------------------------------

Report of Independent Auditors .............................................. 10
------------------------------

Balance Sheets .............................................................. 11
--------------

Statements of Operations .................................................... 12
------------------------

Statements of Partners' Capital ............................................. 13
-------------------------------

Statements of Cash Flows .................................................... 14
------------------------

Notes to Financial Statements ............................................... 15
-----------------------------

All financial statement schedules have been omitted since the required information is included in the financial statements or the notes thereto or is not applicable or not required.

--------------------------------------------------------------------------------

                         REPORT OF INDEPENDENT AUDITORS

   The Partners

   Texland Drilling Program-1981, Ltd.

   We have audited the balance sheets of Texland Drilling Program-1981, Ltd. as of December 31, 2001 and 2000, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements listed in the accompanying index to the financial statements present fairly, in all material respects, the financial position of Texland Drilling Program-1981, Ltd. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

   Fort Worth, Texas
   March 4, 2002

Texland Drilling Program-1981, Ltd. (A Limited Partnership)
Balance Sheets
December 31, 2001 and 2000

--------------------------------------------------------------------------------

                                                           2001             2000
                                                       ------------    ------------
ASSETS
Current Assets
Cash                                                   $      2,599    $     58,887
Accounts receivable:
    Trade                                                    91,976         145,346
    Managing general partner                                 18,844
                                                       ------------    ------------
                                                            113,419         204,233
                                                       ------------    ------------
Property and Equipment, at Cost Using the
   Successful Efforts Method
Intangible development costs                              7,244,553       7,107,019
Lease and well equipment                                  4,202,099       4,170,251
Producing leaseholds                                        161,495         161,495
                                                       ------------    ------------
                                                         11,608,147      11,438,765
Accumulated depreciation, depletion and amortization    (10,264,228)    (10,072,876)
                                                       ------------    ------------
                                                          1,343,919       1,365,889
                                                       ------------    ------------

                                                       $  1,457,338    $  1,570,122
                                                       ============    ============

LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
Accounts payable:
   Managing general partner                            $     55,102    $     48,398
                                                       ------------    ------------

Partners' Capital
Limited partners, 2,425 units outstanding                 1,241,922       1,318,957
General partners                                            160,314         202,767
                                                       ------------    ------------
                                                          1,402,236       1,521,724
                                                       ------------    ------------

                                                       $  1,457,338    $  1,570,122
                                                       ============    ============

--------------------------------------------------------------------------------
See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd. (A Limited Partnership)
Statements of Operations
For the Years Ended December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------

                                                                 2001            2000            1999
                                                             -----------     -----------       ---------
Revenue
Oil and gas sales                                            $ 1,313,969     $ 1,481,720       $ 994,675
Interest income                                                    1,198           2,839             781
Gain on sale of assets                                            12,801          47,751
Other                                                                              2,066
                                                             -----------     -----------       ---------
                                                               1,327,968       1,534,376         995,456
                                                             -----------     -----------       ---------
Expense
Fees to managing general partner                                  87,900          87,900          87,900
Production expense                                               504,158         436,551         393,804
Severance tax                                                     68,780          75,118          49,014
Depreciation, depletion and amortization                         204,153         130,877         158,620
Other                                                             23,157          15,573          17,867
                                                             -----------     -----------       ---------
                                                                 888,148         746,019         707,205
                                                             -----------     -----------       ---------

Net Income                                                   $   439,820     $   788,357       $ 288,251
                                                             ===========     ===========       =========

Allocation of Net Income
Limited partners                                             $   184,865     $   380,922       $ 117,083
General partners                                                 254,955         407,435         171,168
                                                             -----------     -----------       ---------

                                                             $   439,820     $   788,357       $ 288,251
                                                             ===========     ===========       =========

Net Income per $5,000 Limited
Partner Unit (2,425 Units Outstanding)                       $        76     $       157       $      48
                                                             ===========     ===========       =========

--------------------------------------------------------------------------------
See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd. (A Limited Partnership)
Statements of Partners' Capital
For the Years Ended December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------

                                              Limited        General
                                             Partners        Partners          Total
                                           ------------    ------------    --------------
Balance at December 31, 1998               $  1,371,427    $   301,913     $   1,673,340
Partners' distributions                        (127,312)      (197,900)         (325,212)
Partners' contributions                                          5,034             5,034
Net income                                      117,083        171,168           288,251
                                           ------------    -----------     -------------

Balance at December 31, 1999                  1,361,198        280,215         1,641,413
Partners' distributions                        (423,163)      (490,791)         (913,954)
Partners' contributions                                          5,908             5,908
Net income                                      380,922        407,435           788,357
                                           ------------    -----------     -------------

Balance at December 31, 2000                  1,318,957        202,767         1,521,724
Partners' distributions                        (261,900)      (348,100)         (610,000)
Partners' contributions                                         50,692            50,692
Net income                                      184,865        254,955           439,820
                                           ------------    -----------     -------------

Balance at December 31, 2001               $  1,241,922    $   160,314     $   1,402,236
                                           ============    ===========     =============

--------------------------------------------------------------------------------
See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd. (A Limited Partnership)
Statements of Cash Flows
For the Years Ended December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------

                                                                 2001          2000          1999
                                                              ---------     ---------      ---------
Cash Flows From Operating Activities
Net income                                                    $ 439,820     $ 788,357      $ 288,251
Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation, depletion and amortization                     204,153       130,877        158,620
   Gain on sale of assets                                       (12,801)      (47,751)
   (Increase) decrease in accounts receivable                    34,526       (15,697)       (56,496)
   Increase (decrease) in accounts payable                        6,704        10,381         (5,540)
                                                              ---------     ---------      ---------
Net cash provided by operating activities                       672,402       866,167        384,835
                                                              ---------     ---------      ---------

Cash Flows From Investing Activities
Acquisition of property and equipment                          (182,183)      (21,992)        (5,894)
Proceeds from sale of assets                                     12,801        55,687
                                                              ---------     ---------      ---------
Net cash used in investing activities                          (169,382)       33,695         (5,894)
                                                              ---------     ---------      ---------

Cash Flows From Financing Activities
Partners' contributions                                          50,692         5,908          5,034
Partners' distributions                                        (610,000)     (913,954)      (325,212)
                                                              ---------     ---------      ---------
Net cash used in financing activities                          (559,308)     (908,046)      (320,178)
                                                              ---------     ---------      ---------

Net Change in Cash                                              (56,288)       (8,184)        58,763
Cash - beginning of year                                         58,887        67,071          8,308
                                                              ---------     ---------      ---------

Cash - End of Year                                            $   2,599     $  58,887      $  67,071
                                                              =========     =========      =========

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

The Partnership shall continue in existence, unless terminated sooner through the occurrence of a final terminating event as defined by the Partnership agreement, until December 31, 2006, as extended through approval by the limited partners owning a majority of aggregate Partnership subscriptions.

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

Fair Values of Financial Instruments
The Partnership's financial instruments consist of cash, accounts receivable and accounts payable. The carrying amount of each of these financial instruments reported in the accompanying balance sheets approximate the instruments fair value.

2.  Costs Incurred in Oil and Gas Producing Activities

The following summarizes the Partnership's costs incurred in its oil and gas activities, all of which were conducted within the United States, for the years ended December 31:

                       Lease Acquisition Costs           Development Costs
                    -----------------------------  -----------------------------
                      Expensed      Capitalized      Expensed      Capitalized
                    ------------  ---------------  ------------  ---------------

1999                                $    1,084       $    119      $     4,810
2000                                        19             56           21,973
2001                                                      262          187,977

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

4.  Contributions by General Partners

Under terms of the Partnership agreement, Texland Properties-1981 is charged for certain costs related to drilling and production operations, which are required to be capitalized for federal income tax purposes. These costs are treated as capital contributions. In addition, Texland Properties-1981

--------------------------------------------------------------------------------

Texland Drilling Program-1981, Ltd. (A Limited Partnership)
Notes to Financial Statements

--------------------------------------------------------------------------------

4.  Contributions by General Partners (Continued)

and Texland Petroleum, Inc. have invested in limited partnership units in the amount of $95,000 and $30,000, respectively. These investments as a limited partner are reported with other limited partners' capital in the accompanying financial statements.

5.  Payments to Managing General Partner

The Partnership was charged $166,358, $166,127 and $161,107 in 2001, 2000 and
1999, respectively, for technical and accounting services performed by employees of the managing general partner. These charges are included in intangible development costs, production expenses and fees to managing general partner.

Supervisory fees charged to the Partnership by the managing general partner for drilling and operating the partnership wells were $146,869, $134,936 and $131,552, in 2001, 2000 and 1999, respectively, and are included in intangible development costs and production expenses.

These charges are allocated between the general and limited partners based upon applicable revenue and expense sharing rates.

6.  Major Purchasers

Purchasers, which accounted for 10% or more of the Partnership's sales, were as follows:

                                    2001           2000            1999
                               -------------   -------------   -------------

AMOCO Production Company                 30%             34%             31%
Phillips Petroleum                       45%             51%             47%
Highland Energy Company                  24%             14%
                               -------------   -------------   -------------

                                         99%             99%             78%
                               =============   =============   =============

Texland Petroleum, Inc. receives substantially all revenues directly from the purchasers and subsequently disburses these revenues to interest owners. Substantially all trade accounts receivable were due from Texland Petroleum, Inc. at December 31, 2001 and 2000.

--------------------------------------------------------------------------------

Texland Drilling Program-1981, Ltd. (A Limited Partnership)
Notes to Financial Statements

--------------------------------------------------------------------------------

7.  Reconciliation of Book-Tax Reporting Differences

Although the Partnership financial statements are prepared in accordance with generally accepted accounting principles, its books and records are maintained on the basis of accounting used for federal income tax purposes.

                                                        Limited       General
                                                        Partners      Partners        Total
                                                      ------------  ------------  -------------
Net Income Differences:

Net income for financial reporting
    purposes                                           $  184,865     $ 254,955      $ 439,820
                                                       ----------     ---------      ---------

Expenses for federal income tax purposes
   capitalized for financial reporting purposes          (137,533)                    (137,533)
Additional gain on sale of assets for federal
   income tax purposes                                      3,082         2,961          6,043
Excess of depreciation, depletion and
   amortization expense for financial
   reporting purposes over amounts for
   federal income tax purposes                            132,802        34,087        166,889
                                                       ----------     ---------      ---------

Additional income for federal income
   tax purposes                                            (1,649)       37,048         35,399
                                                       ----------     ---------      ---------

Net income for federal income tax purposes             $  183,216     $ 292,003      $ 475,219
                                                       ==========     =========      =========

--------------------------------------------------------------------------------

Texland Drilling Program-1981, Ltd. (A Limited Partnership)
Notes to Financial Statements

--------------------------------------------------------------------------------

7.  Reconciliation of Book-Tax Reporting Differences (continued)

                                                    Limited        General
                                                    Partners       Partners        Total
                                                  ------------   ------------   ------------
Partners' Capital  Differences:

Partners' capital at December 31, 2001,
   for financial reporting purposes               $  1,241,922   $    160,314   $  1,402,236

Additional income (loss) for federal
   income tax purposes:

   2001                                                 (1,649)        37,048         35,399
   2000                                                 71,096         19,652         90,748
   1999                                                 96,076         20,149        116,225
   1998                                                773,151        510,714      1,283,865
   1997                                                112,381        132,092        244,473
   1996                                                 99,228         74,176        173,404
   1995                                                157,172        120,204        277,376
   1994                                                197,999        107,966        305,965
   1993                                                277,730        214,742        492,472
   1992                                                240,459        100,370        340,829
   1991                                                318,408        152,615        471,023
   1990                                                550,882        160,269        711,151
   1989                                                552,963        120,851        673,814
   1988                                                795,772        (36,000)       759,772
   1987                                                517,630         (3,242)       514,388
   1986                                                332,931       (253,798)        79,133
   1985                                                921,282       (682,039)       239,243
   1984                                              1,276,759       (479,063)       797,696
   1983                                              1,145,881         76,871      1,222,752
   1982                                               (503,533)      (134,627)      (638,160)
   1981                                             (8,051,462)      (125,697)    (8,177,159)
Investment tax credit basis reduction not
   recognized for financial reporting purposes                        (39,178)       (39,178)
                                                  ------------   ------------   ------------

Partners' capital December 31, 2001,
   for federal income tax purposes                $  1,123,078   $    254,389   $  1,377,467
                                                  ============   ============   ============

--------------------------------------------------------------------------------