Form 10-Q
period 2002-03-31
TEXLAND DRILLING PROGRAM 1981
filed 2002-05-15
CIK 352507

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  For the Quarter ended
      March 31, 2002                           Commission File Number 2-71865
  ---------------------                        ------------------------------

                       TEXLAND DRILLING PROGRAM-1981, LTD.
                       -----------------------------------
                              (Name of Registrant)

          TEXAS                                         75-1791491
 -----------------------                    ------------------------------------
 (State of Organization)                    (I.R.S. Employer Identification No.)


  777 Main Street, Suite 3200
       Fort Worth, Texas                                  76102
------------------------------                          --------
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

                       Texland Drilling Program-1981, Ltd.

                          Index To Financial Statements


                                 Reference Page
                                 --------------

Balance Sheets at March 31, 2002 and
    December 31, 2001.                                                 3

Statements of Operations for the Three Months
    Months Ended March 31, 2002 and 2001.                              4

Statement of Partners' Capital at March 31, 2002.                      5

Statements of Cash Flows for Three Months Ended
    March 31, 2002 and 2001.                                           6

Notes to Financial Statements.                                       7-8

                       Texland Drilling Program-1981, Ltd.
                             (A Limited Partnership)

                                 Balance Sheets
                      March 31, 2002 and December 31, 2001
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                               03/31/02      12/31/2001
                                                             ------------   ------------
ASSETS
Current Assets
Cash                                                         $     37,378   $      2,599
Accounts receivable - trade (Note 6)                              105,928         91,976
Accounts receivable - managing general partner                     18,844         18,844
                                                             ------------   ------------
                                                                  162,150        113,419
                                                             ------------   ------------
Property and Equipment, at Cost (Successful
  Efforts Method) (Notes 2, 3, 4, and 5)
Intangible development costs                                    7,249,620      7,244,553
Lease and well equipment                                        4,196,618      4,202,099
Producing leaseholds                                              161,495        161,495
                                                             ------------   ------------
                                                               11,607,733     11,608,147
Accumulated depreciation, depletion and amortization          (10,300,908)   (10,264,228)
                                                             ------------   ------------
                                                                1,306,825      1,343,919
                                                             ------------   ------------

                                                             $  1,468,975   $  1,457,338
                                                             ============   ============
LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
Accounts payable:
  Managing general partner (Note 5)                          $     51,926   $     55,102
                                                             ------------   ------------

Partners' Capital (Notes 4 and 7)
Limited partners - 2,425 units outstanding                      1,261,685      1,241,922
General partners                                                  155,364        160,314
                                                             ------------   ------------
                                                                1,417,049      1,402,236
                                                             ------------   ------------

                                                             $  1,468,975   $  1,457,338
                                                             ============   ============

--------------------------------------------------------------------------------
                 See accompanying notes to financial statments.

                      Texland Drilling Program-1981, Ltd.
                            (A Limited Partnership)

                            Statements of Operations
                             March 31, 2002 and 2001
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                         Three Months Ended
                                                              March 31,
                                                         2002          2001
                                                      ----------    ---------
Revenue
Oil and gas sales (Note 6)                            $ 244,134     $ 450,662
Interest income                                              42           532
Miscellaneous Income                                          -             -
Gain on sale of assets                                    6,926             -
                                                      ---------     ---------
                                                        251,102       451,194
                                                      ---------     ---------
Expense (Note 5)
Fees to managing general partner                         23,250        21,975
Production expense                                      119,174       105,848
Severance tax                                            12,634        25,870
Depreciation, depletion and amortization                 43,606        31,753
Other                                                     1,044           476
                                                      ---------     ---------
                                                        199,708       185,922
                                                      ---------     ---------

Net Income (Loss)                                     $  51,394     $ 265,272
                                                      =========     =========
Allocation of Net Income (Loss)  (Note 7)
Limited partners                                      $  19,763     $ 135,289
General partners                                         31,631       129,983
                                                      ---------     ---------

                                                      $  51,394     $ 265,272
                                                      =========     =========
Net Income (Loss) per $5,000 Limited
  Partner (2,425 Units Outstanding)                   $       8     $      56
                                                      =========     =========



--------------------------------------------------------------------------------
                See accompanying notes to financial statements.

                      Texland Drilling Program-1981, Ltd.
                            (A Limited Partnership)

                         Statements of Partners' Capital
                       Three Months Ended March 31, 2002
                                  (Unaudited)
--------------------------------------------------------------------------------


                                              Limited    General
                                             Partners   Partners      Total
                                           -----------  ---------  -----------

Balance at December 31, 2001               $ 1,241,922  $ 160,314  $ 1,402,236
Partners' distributions                              -    (31,100)     (31,100)
Partners' contributions                              -     (5,481)      (5,481)
Net income                                      19,763     31,631       51,394
                                           -----------  ---------  -----------

Balance at March 31, 2002                  $ 1,261,685  $ 155,364  $ 1,417,049
                                           ===========  =========  ===========


--------------------------------------------------------------------------------
                See accompanying notes to financial statements.

                      Texland Drilling Program-1981, Ltd.
                            (A Limited Partnership)

                             Statements of Cash Flow
                   Three Months Ended March 31, 2002 and 2001
                                  (Unaudited)


                                                            2002         2001
                                                          --------    ---------
Operating Activities
Net income (loss)                                         $ 51,394    $ 265,272
                                                          --------    ---------
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation, depletion and amortization                43,606       31,753
    Gain on sale of assets                                  (6,926)           -
    (Increase) decrease in accounts receivable             (13,952)     (64,431)
    (Decrease) increase in accounts payable                 (3,176)      34,795
    Other                                                        -            -
                                                          --------    ---------
                                                            19,552        2,117
                                                          --------    ---------
Net cash provided by operating activities                   70,946      267,389
                                                          --------    ---------

Investing Activities
Acquisition of property and equipment                       (6,512)     (53,136)
Proceeds from sale of assets                                 6,926            -
                                                          --------    ---------
Net cash used in investing activities                          414      (53,136)
                                                          --------    ---------

Financing Activities
Partners' contributions                                     (5,481)       8,333
Partners' distributions                                    (31,100)    (189,944)
                                                          --------    ---------
Net cash used in financing activities                      (36,581)    (181,611)
                                                          --------    ---------

Net Increase in Cash                                        34,779       32,642
Cash - beginning of year                                     2,599       58,887
                                                          --------    ---------

Cash - End of Quarter                                     $ 37,378    $  91,529
                                                          ========    =========

--------------------------------------------------------------------------------
                See accompanying notes to financial statements.

                      Texland Drilling Program-1981, Ltd.
                            (A Limited Partnership)

                         Notes To Financial Statements
                                 March 31, 2002
                                  (Unaudited)


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

                      Texland Drilling Program-1981, Ltd.
                            (A Limited Partnership)

                   Notes To Financial Statements (Continued)
                                 March 31, 2002
                                  (Unaudited)


3.   Fees To Managing General Partner (Texland Petroleum, Inc.)

In consideration of its management services rendered, the Managing General Partner is entitled to charge management fees to the Partnership. In addition, for the three months ended March 31, 2002 and March 31, 2001, the Partnership was charged $41,590 and $41,532 respectively for technical services, accounting services, and supervisory services performed by the employees of the Managing General Partner and such charges are included in intangible development costs, production expenses and fees to Managing General Partner. These charges are allocated between the General and Limited Partners based upon applicable revenue and expense sharing rates.

                      Texland Drilling Program-1981, Ltd.
                            (A Limited Partnership)

               Management's Discussion And Analysis Of Financial
                      Condition And Results Of Operations

                                 March 31, 2002


The Partnership's average price per barrel of oil for the first quarter of 2002 was $13.58 as compared to $21.47 for the first quarter of 2001. The decreased revenue and related severance tax expense result primarily from the decrease in average oil prices. Certain normal expected declines in production were also experienced over the past twelve months.

Depreciation, depletion and amortization for the first quarter of 2002 was $43,606 as compared to $31,753 for the first quarter of 2001. Changes in depreciation and depletion for 2000 through 2001, are due primarily to the effect that changes in oil and gas prices have on the calculation of estimated future economically recoverable oil and gas reserves.

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

Date: May 14, 2002