Form 10-Q
period 2002-06-30
TEXLAND DRILLING PROGRAM 1981
filed 2002-08-14
CIK 352507

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended
     June 30, 2002                               Commission File Number 2-71865
-----------------------                        --------------------------------

                       TEXLAND DRILLING PROGRAM-1981, LTD.
                       -----------------------------------
                              (Name of Registrant)

         TEXAS                                        75-1791491
------------------------               ----------------------------------------
 (State of Organization)                 (I.R.S. Employer Identification No.)


   777 Main Street, Suite 3200
         Fort Worth, Texas                                        76102
-------------------------------------                           ------------
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

       YES __X___   NO _____



                    This report contains a total of 10 pages.

                       Texland Drilling Program-1981, Ltd.

                          Index To Financial Statements


                                 Reference Page
                                 --------------

Balance Sheets at June 30, 2002 and                                            3
   December 31, 2001.

Statements of Operations for the Three Months                                  4
   and Six Months Ended June 30, 2002 and 2001.

Statement of Partners' Capital at June 30, 2002.                               5

Statements of Cash Flows for Six Months Ended
   June 30, 2002 and 2001.                                                     6

Notes to Financial Statements.                                               7-8

                      Texland Drilling Program-1981, Ltd.
                            (A Limited Partnership)

                                 Balance Sheets
                      June 30, 2002 and December 31, 2001
                                  (Unaudited)


                                                                           06/30/02            12/31/2001
                                                                       ------------------   ------------------
ASSETS
Current Assets
Cash                                                                             $ 8,965              $ 2,599
Accounts receivable - trade                                                      140,417               91,976
Accounts receivable - managing general partner                                     6,281               18,844
                                                                       ------------------   ------------------
                                                                                 155,663              113,419
                                                                       ------------------   ------------------
Property and Equipment, at Cost (Successful
 Efforts Method) (Notes 1 and 2)
Intangible development costs                                                   7,295,465            7,244,553
Lease and well equipment                                                       4,220,835            4,202,099
Producing leaseholds                                                             161,495              161,495
                                                                       ------------------   ------------------
                                                                              11,677,795           11,608,147
Accumulated depreciation, depletion and amortization                         (10,349,838)         (10,264,228)
                                                                       ------------------   ------------------
                                                                               1,327,957            1,343,919
                                                                       ------------------   ------------------

                                                                              $1,483,620          $ 1,457,338
                                                                       ==================   ==================

LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
Accounts payable:
 Managing general partner (Note 3)                                              $ 61,720             $ 55,102
                                                                       ------------------   ------------------

Partners' Capital (Notes 2 and 3)
Limited partners - 2,425 units outstanding                                     1,239,099            1,241,922
General partners                                                                 182,801              160,314
                                                                       ------------------   ------------------
                                                                               1,421,900            1,402,236
                                                                       ------------------   ------------------

                                                                              $1,483,620          $ 1,457,338
                                                                       ==================   ==================



                See accompanying notes to financial statements.

                      Texland Drilling Program-1981, Ltd.
                            (A Limited Partnership)

                             Statements of Operations
                             June 30, 2002 and 2001
                                   (Unaudited)

                                                    Three Months Ended               Six Months Ended
                                                         June 30,                        June 30,
                                                   2002            2001            2002            2001
                                              ---------------  --------------  --------------  --------------
Revenue
Oil and gas sales                                   $320,204       $ 315,269        $564,338       $ 765,931
Interest income                                           86             407             128             939
Miscellaneous Income                                       -               -               -               -
Gain on sale of assets                                   229               -           7,155               -
                                              ---------------  --------------  --------------  --------------
                                                     320,519         315,676         571,621         766,870
                                              ---------------  --------------  --------------  --------------
Expense
Fees to managing general partner                      23,250          21,975          46,500          43,950
Production expense                                   133,380         116,876         252,554         222,724
Severance tax                                         16,160          15,906          28,794          41,776
Depreciation, depletion and amortization              49,159          34,014          92,765          65,767
Other                                                 17,637          11,632          18,681          12,108
                                              ---------------  --------------  --------------  --------------
                                                     239,586         200,403         439,294         386,325
                                              ---------------  --------------  --------------  --------------

Net Income (Loss)                                   $ 80,933       $ 115,273        $132,327       $ 380,545
                                              ===============  ==============  ==============  ==============

Allocation of Net Income (Loss)
Limited partners                                    $ 25,913       $  58,789        $ 45,677       $ 194,078
General partners                                      55,020          56,484          86,650         186,467
                                              ---------------  --------------  --------------  --------------

                                                    $ 80,933       $ 115,273        $132,327       $ 380,545
                                              ===============  ==============  ==============  ==============

Net Income (Loss) per $5,000 Limited
  Partner (2,425 Units Outstanding)                 $     11       $      24        $     19       $      80
                                              ===============  ==============  ==============  ==============



                See accompanying notes to financial statements.

                      Texand Drilling Program-1981, Ltd.
                            (A Limited Partnership)

                        Statements of Partners' Capital
                         Six Months Ended June 30, 2002
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                           Limited               General
                                                           Partners              Partners            Total
                                                         ------------           -----------         -----------

Balance at December 31, 2001                              $ 1,241,922           $   160,314         $ 1,402,236
Partners' distributions                                       (48,500)              (82,900)           (131,400)
Partners' contributions                                             -                18,737              18,737
Net income                                                     45,677                86,650             132,327
                                                         ------------           -----------         -----------
Balance at June 30, 2002                                  $ 1,239,099           $   182,801         $ 1,421,900
                                                         ============           ===========         ===========

--------------------------------------------------------------------------------

                See accompanying notes to financial statements.

                     Texland Drilling Program-1981, Ltd.
                            (A Limited Partnership)

                            Statements of Cash Flow
                    Six Months Ended June 30, 2002 and 2001
                                  (Unaudited)


                                                                             2002                      2001
                                                                           ---------               ---------
Operating Activities

Net income (loss)                                                          $ 132,327               $ 380,545
                                                                           ---------               ---------
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation, depletion and amortization                                  92,765                  65,767
    Gain on sale of assets                                                    (7,155)                      -
    (Increase) decrease in accounts receivable                               (35,878)                  1,113
    (Decrease) increase in accounts payable                                    6,618                  22,511
    Other                                                                          -                       -
                                                                           ---------               ---------
                                                                              56,350                  89,391
                                                                           ---------               ---------
Net cash provided by operating activities                                    188,677                 469,936
                                                                           ---------               ---------

Investing Activities
Acquisition of property and equipment                                        (76,803)               (104,189)
Proceeds from sale of assets                                                   7,155                       -
                                                                           ---------               ---------
Net cash used in investing activities                                        (69,648)               (104,189)
                                                                           ---------               ---------

Financing Activities
Partners' contributions                                                       18,737                  20,979
Partners' distributions                                                     (131,400)               (387,381)
                                                                           ---------               ---------
Net cash used in financing activities                                       (112,663)               (366,402)
                                                                           ---------               ---------

Net Increase in Cash                                                           6,366                    (655)
Cash - beginning of year                                                       2,599                  58,887
                                                                           ---------               ---------

Cash - End of Quarter                                                        $ 8,965                $ 58,232
                                                                           =========               =========

--------------------------------------------------------------------------------

                See accompanying notes to financial statements.

                      Texland Drilling Program-1981, Ltd.
                            (A Limited Partnership)

                          Notes To Financial Statements
                                 June 30, 2002
                                  (Unaudited)

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

                      Texland Drilling Program-1981, Ltd.
                            (A Limited Partnership)

                   Notes To Financial Statements (Continued)
                                 June 30, 2002
                                  (Unaudited)

3. Fees To Managing General Partner (Texland Petroleum, Inc.)

In consideration of its management services rendered, the Managing General Partner is entitled to charge management fees to the Partnership. In addition, for the six months ended June 30, 2002 and June 30, 2001, the Partnership was charged $83,179 and $83,064 respectively for technical services, accounting services, and supervisory services performed by the employees of the Managing General Partner and such charges are included in intangible development costs, production expenses and fees to Managing General Partner. These charges are allocated between the General and Limited Partners based upon applicable revenue and expense sharing rates.

                      Texland Drilling Program-1981, Ltd.
                            (A Limited Partnership)

               Management's Discussion And Analysis Of Financial
                      Condition And Results Of Operations

                                 June 30, 2002


The Partnership's average price per barrel of oil for the second quarter of 2002 was $18.16 as compared to $19.92 for the second quarter of 2001. The decreased revenue and related severance tax expense result primarily from the decrease in average oil prices. Certain normal expected declines in production were also experienced over the past twelve months.

Depreciation, depletion and amortization for the second quarter of 2002 was $49,159 as compared to $34,014 for the second quarter of 2001. Changes in depreciation and depletion for 2002 through 2001, are due primarily to the effect that changes in oil and gas prices have on the calculation of estimated future economically recoverable oil and gas reserves.

The Partnership was formed with cash contributions from the Limited and General Partners. Management does not intend to incur any substantial indebtedness and any developmental drilling which is necessary will be processed by farmout to other parties or by reinvestment of internally generated funds. Management, therefore, anticipates no liquidity problems during the life of the Partnership.

Part II


Items 1 through 5
-----------------

Omitted - Not applicable to Registrant.

Item 6
------

(a)  Exhibits:

     99.1. Certification by CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
     99.2. Certification by CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K:

     None.


                                    Signature
                                    ---------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                Texland Drilling Program-1981, Ltd.



                                By:  /s/ Michael E. Chapman
                                    -----------------------------------
                                    Michael E. Chapman, Vice President
                                    of Texland Petroleum, Inc.,
                                    General Partner - Texland
                                    Properties-1981



Date: August 14, 2002