Form 10-Q
period 2002-09-30
TEXLAND DRILLING PROGRAM 1981
filed 2002-11-14
CIK 352507

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2002	Commission File Number 2-71865

TEXLAND DRILLING PROGRAM–1981, LTD.
(Name of Registrant)

TEXAS (State of Organization)	75-1791491 (I.R.S. Employer Identification No.)

777 Main Street, Suite 3200 Fort Worth, Texas (Address of Executive Offices)	76102 Zip Code

Registrant’s Telephone Number    (817) 336-2751

Securities registered pursuant to Section 12(b) of the Act:

Units of Limited Partnership Interest (Title of Class)	None (Voting Units)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒             NO  ☐

This report contains a total of 11 pages.

Texland Drilling Program–1981, Ltd.

Index To Financial Statements

Reference Page

Texland Drilling Program–1981, Ltd.
(A Limited Partnership)

Balance Sheets
September 30, 2002 and December 31, 2001
(Unaudited)

	09/30/02	12/31/01
ASSETS
Current Assets
Cash	$50,535	$2,599
Accounts receivable—trade	147,525	91,976
Accounts receivable—managing general partner		18,844

	198,060	113,419

Property and Equipment, at Cost (Successful Efforts Method)
Intangible development costs	7,309,040	7,244,553
Lease and well equipment	4,229,599	4,202,099
Producing leaseholds	161,495	161,495

	11,700,133	11,608,147
Accumulated depreciation, depletion and amortization	(10,395,615)	(10,264,228)

	1,304,518	1,343,919

	$1,502,579	$1,457,338

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities
Accounts payable:
Managing general partner	$73,340	$55,102

Partners’ Capital
Limited partners—2,425 units outstanding	1,271,309	1,241,922
General partners	157,930	160,314

	1,429,239	1,402,236

	$1,502,579	$1,457,338

See accompanying notes to financial statements.

Texland Drilling Program–1981, Ltd.
(A Limited Partnership)

Statements of Operations
September 30, 2002 and 2001
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue
Oil and gas sales	$345,259	$323,582	$909,597	$1,089,513
Interest income	59	201	187	1,140
Miscellaneous Income	—	—	—	—
Gain on sale of assets	3,100	—	10,255	—

	348,418	323,783	920,039	1,090,653

Expense
Fees to managing general partner	23,250	21,975	69,750	65,925
Production expense	144,012	132,979	396,566	355,703
Severance tax	17,293	15,869	46,087	57,645
Depreciation, depletion and amortization	48,877	39,450	141,642	105,217
Other	2,023	1,684	20,704	13,792

	235,455	211,957	674,749	598,282

Net Income (Loss)	$112,963	$111,826	$245,290	$492,371

Allocation of Net Income (Loss)
Limited partners	$50,399	$57,031	$96,075	$251,109
General partners	62,564	54,795	149,215	241,262

	$112,963	$111,826	$245,290	$492,371

Net Income (Loss) per $5,000 Limited Partner (2,425 Units Outstanding)	$21	$24	$40	$104

See accompanying notes to financial statements.

Texland Drilling Program–1981, Ltd.
(A Limited Partnership)

Statements of Partners’ Capital
Nine Months Ended September 30, 2001
(Unaudited)

	Limited Partners	General Partners	Total
Balance at December 31, 2001	$1,241,922	$160,314	$1,402,236
Partners’ distributions	(66,688)	(179,100)	(245,788)
Partners’ contributions	—	27,501	27,501
Net income	96,075	149,215	245,290

Balance at September 30, 2002	$1,271,309	$157,930	$1,429,239

See accompanying notes to financial statements

Texland Drilling Program–1981, Ltd.
(A Limited Partnership)

Statements of Cash Flow
Nine Months Ended September 30, 2002 and 2001
(Unaudited)

Net income (loss)	$245,290	$492,371

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	141,642	105,217
Gain on sale of assets	(10,255)	—
(Increase) decrease in accounts receivable	(36,705)	8,761
(Decrease) increase in accounts payable	18,238	25,504
Other	—	—

	112,920	139,482

Net cash provided by operating activities	358,210	631,853

Investing Activities
Acquisition of property and equipment	(102,242)	(179,072)
Proceeds from sale of assets	10,255	—

Net cash used in investing activities	(91,987)	(179,072)

Financing Activities
Partners’ contributions	27,501	42,570
Partners’ distributions	(245,788)	(533,968)

Net cash used in financing activities	(218,287)	(491,398)

Net Increase in Cash	47,936	(38,617)
Cash—beginning of year	2,599	58,887

Cash—End of Quarter	$50,535	$20,270

See accompanying notes to financial statements.

Texland Drilling Program–1981, Ltd.
(A Limited Partnership)

Notes to Financial Statements
September 30, 2002
Unaudited

1.    Basis of Presentation

In the opinion of management, the accompanying balance sheets and related interim statements of operations, cash flows, and partners’ capital include all adjustments, consisting only of normal recurring items necessary for their fair presentation in conformity with U.S. generally accepted accounting principals. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this From 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the Texland Drilling Program–1981, Ltd. 2001 Form 10-K.

2.    Summary Of Significant Accounting Policies

The Partnership was organized as a limited partnership on July 20, 1981 for the purpose of engaging in oil and gas exploration and production. Texland Properties–1981, a general partnership, and Texland Petroleum, Inc. are the General Partners. The Managing General Partner is Texland Petroleum, Inc. The Partnership’s accounting policies are summarized below:

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

Texland Drilling Program–1981, Ltd.
(A Limited Partnership)

Management’s Discussion And Analysis Of Financial
Condition And Results Of Operations
September 30, 2002
(Unaudited)

The Partnership’s average price per barrel of oil for the third quarter of 2002 was $20.16 as compared to $18.71 for the third quarter of 2001. The decreased revenue and related severance tax expense result primarily from normal expected declines in production.

Depreciation, depletion and amortization for the third quarter of 2002 was $48,877 as compared to $39,450 for the third quarter of 2001. Changes in depreciation and depletion for 2002 through 2001, are due primarily to the effect that changes in oil and gas prices have on the calculation of estimated future economically recoverable oil and gas reserves.

The Partnership was formed with cash contributions from the Limited and General Partners. Management does not intend to incur any substantial indebtedness and any developmental drilling which is necessary will be processed by farmout to other parties or by reinvestment of internally generated funds. Management, therefore, anticipates no liquidity problems during the life of the Partnership.

Quantitative and Qualitative Disclosures
About Market Risk

The Partnership is exposed to oil and gas price risks. The Partnership sells all of its oil and gas under short-term contracts. None of these risks are hedged.

Part II

Items 1 through 5

Omitted—Not applicable to Registrant.

Item 6

(a)	Exhibits:

99.1	Certification by CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
99.2	Certification by CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

None.

Signature

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Texland Drilling Program–1981, Ltd.

By	/s/ Michael E. Chapman
M. E. Chapman, Vice President of Texland Petroleum, Inc., General Partner—Texland Properties–1981

Date: November 14, 2002