Form 10-K
period 2002-12-31
TEXLAND DRILLING PROGRAM 1981
filed 2003-03-27
CIK 352507

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2002	Commission File Number 2-71865

TEXLAND DRILLING PROGRAM-1981

(Name of Registrant)

TEXAS	75-1791491
State of Organization)	I. R. S. Employer Identification No.

777 Main Street, Suite 3200 Fort Worth, Texas	76102
(Address of Executive Offices)	Zip Code

Registrant’s Telephone Number     (817) 336-2751

Securities registered pursuant to Section 12(b) of the Act:

Units of Limited Partnership Interest	None
(Title of Class)	(Voting Units)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days     YES ☒ NO

This report contains a total 1 of 20 pages.

PART I

Item 1. Business

Texland Drilling Program-1981 (a Limited Partnership) was formed on July 20, 1981 with $12,125,000 in aggregate Limited Partnership subscriptions for the purpose of engaging in the exploration for oil and gas. Such exploration has taken place principally in the geological area known as the Texas Permian Basin. The Partnership’s drilling and exploration phase is complete. Development of the Partnership’s properties is also complete; except for possible occasional developmental drilling which may be undertaken to the extent necessary to insure the maximum commercial recovery of reserves. In 2002, the Partnership drilled 6 such developmental wells.

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

The price of oil and gas is affected by world wide supply and demand beyond the Partnership’s control. The average posted price during the past five years for West Texas Sour (at an assumed gravity of 40 degrees), the primary type of Partnership oil, is as follows:

1998	$9.88
1999	$14.46
2000	$25.29
2001	$19.16
2002	$19.05

From January 1, 2003 to March 21, 2003, oil prices of such oil ranged from a low of $19.00 to a high of $29.75.

Item 2—Properties

The Partnership currently has an interest in 259 active gross oil and gas wells, representing 17.74 net wells. Two of the gross wells and 0.64 of the net wells are gas wells and the remainder are oil wells.

The Partnership currently has 251 oil wells included in 8 different enhanced recovery projects operated by Texland Petroleum, L. P. Such enhanced recovery projects are designed to pressurize the oil bearing reservoirs and increase the producing rates, property life and overall ultimate recovery of oil.

Item 3—Legal Proceedings

None

Item 4—Submission of Matters to a Vote of Security Holders

None

PART II

Item 5—Market for Registrant’s Common Equity and Related Stockholder Matters

Omitted. Not applicable.

Item 6—Selected Financial Data

The following table presents selected financial data for each of the past five years ended December 31, 2002. The data has been derived from the audited financial statements:

TEXLAND DRILLING PROGRAM—1981

SELECTED FINANCIAL INFORMATION

FOR THE YEAR ENDED DECEMBER 31,

STATEMENT OF OPERATIONS DATA:
	2002	2001	2000	1999	1998
Revenues	$1,260,462	$1,327,968	$1,534,376	$995,456	$930,669
Net Income / (Loss):
Limited Partners	166,128	184,865	380,922	117,083	(649,141)
General Partners	222,042	254,955	407,435	171,168	(414,113)

Net Income / (Loss):	$388,170	$439,820	$788,357	$288,251	$(1,063,254)

Net Income / (Loss) per $5,000
Limited Partner Units (2,425
Units Outstanding)	$69	$76	$157	$48	$(268)

BALANCE SHEET DATA:

Total Assets	$1,510,473	$1,457,338	$1,570,122	$1,679,430	$1,716,897

Total Liabilities	$56,733	$55,102	$48,398	$38,017	$43,557

Partners’ Equity	$1,453,740	$1,402,236	$1,521,724	$1,641,413	$1,673,340

PARTNERSHIP CASH DISTRIBUTIONS
Limited Partner (per $5,000 unit)	$55	$108	$175	$53	$85
General Partner	$254,400	$348,100	$490,791	$197,900	$159,100

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financial Results

Oil and gas sales decreased by 5% in 2002 as compared to 2001. The average price of Partnership oil decreased by approximately 1% in 2002. The price of gas sold by the Partnership, which represents approximately 16% of total sales, decreased by approximately 30% in 2002. In addition, normal and expected declines were experienced in the production of existing oil and gas wells in 2002 and 2001. These declines were somewhat offset by increased production from oil wells drilled during 2002 and 2001.

Oil and gas sales decreased by approximately 11% in 2001 as compared to 2000. The average price of Partnership oil decreased by approximately 24% in 2001.

Fees to the managing general partner increased 6% due to increased administrative costs for 2002. Fees to the managing general partner remained constant over the period 2000 through 2001.

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

Depreciation and depletion for 2002 is $144,513 as compared to $204,153 for 2001. Changes in depreciation and depletion for the period 2000 through 2002, are due primarily to the effect that changes in oil and gas prices have on the calculation of estimated future economically recoverable oil and gas reserves.

Production expenses increased by 8% in 2002 as compared to 2001 due to an increase in workovers. Production expenses increased by 15% in 2001 as compared to 2000 due to an increase in workovers.

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

Item 8—Financial Statements and Supplementary Data:

See Index to Financial Statements on Page 9 of this report.

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The Partnership has no officers, employees or directors. The background of the General Partners is as follows:

R. J. Schumacher—Age 74, Vice President and Co-Owner of Texland Petroleum, Inc. since May, 1967, has been an independent oil operator involved in drilling and producing operations and the financing of oil and gas prospects, principally in West Texas, Oklahoma and Arkansas. He has served as an executive officer with Texland since its incorporation. For more than ten years prior to becoming an independent oil operator, Mr. Schumacher was the chief financial officer, contract drilling manager and land supervisor for an independent oil and gas drilling contractor and operator. Mr. Schumacher is a Certified Public Accountant. He received a Bachelor of Science in Commerce degree from Texas Christian University in 1950 and a Master in Professional Accounting degree from the University of Texas in 1951.

J. N. Namy—Age 64, President and Chief Executive Officer of Texland Petroleum, Inc., was employed by Texland as a geologist in June 1978. From 1967 to 1970 he was employed by Pan American Petroleum Corp. in the Fort Worth Division. From 1970 to 1978 he taught at Baylor University achieving the rank of Associate Professor. During this time, he served as a consultant for several independent petroleum companies working on exploration and development projects in the Eastern Shelf and the Permian Basin of West Texas and New Mexico, as well as the southern Rockies of New Mexico and Colorado. He received his Bachelor and Master degrees from Western Reserve University in Cleveland, Ohio and his Ph. D. degree from the University of Texas at Austin in 1969. Mr. Namy is a member of the American Association of Petroleum Geologists, Geological Society of America and the Society of Economic Paleontologists and Mineralogists.

J. H. Wilkes—Age 47, President and Chief Operating Officer of Texland Petroleum, Inc, was employed by Texland as a reservoir engineer in August 1984. From 1978 to 1984, he was employed by Sun Exploration and Production Company in Midland and Abilene, Texas. The first three years he served as a production engineer and for the remaining three years he served as a reservoir engineer. He received a Bachelor of Science degree in Petroleum Engineering from Texas A&M University in 1978. He is a member of the Society of Petroleum Engineers, A.I.M.E. and is a registered professional engineer in Texas.

Item 11. Executive Compensation

See Note 5 of Notes to Financial Statements on page 17 of this report for information with respect to payments to the Managing General Partner.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Omitted. Not applicable to Registrant.

Due to the death of W. E. Rector, the W. E. Rector interest was transferred to Rector Family interests during 2000. Pending final organization of the Rector Estate, the interest was held by the Rector Living Trust. In 2002, this interest was transferred to Rector Oil Ltd.

Effective January 1, 2003, Texland Petroleum, Inc., the managing General Partner of Texland Properties-1981, was converted into a Texas Limited Partnership, named Texland Petroleum, L.P. The interests and obligations of Texland Petroleum, Inc. as Managing General Partner, were assumed in their entirety by Texland Petroleum, L.P.

As of December 31, 2002, the ownership of the outstanding closely held common shares of Texland Petroleum, Inc. were R. J. Schumacher (66 2/3%), J. N. Namy (16 2/3%), and J. H. Wilkes (16 2/3%). On January 1, 2003, all the shareholders exchanged their outstanding common shares of Texland Petroleum, Inc. for an effective equivalent percentage ownership of Texland Petroleum, L.P. There was, therefore, effectively no change in management or ownership.

Item 13. Certain Relationships and Related Transactions

See Notes 4 and 5 of Notes to Financial Statement on page 16 and 17 of this report for information with respect to certain relationships and related transactions.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)1 and (a)2 Financial Statement and Financial Statement Schedules

See Index to Financial Statements on page 9 of this report.

(a)3 Item 601 (Reg. S-K) Exhibits:

None

(a) Exhibits:

99.1	Certification by CEO Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.2	Certification by CFO Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

None

(c) Item 601 (Reg. S-K) Exhibits:

None

(d) Other Financial Statements and Financial Statement Schedules:

Not applicable.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXLAND DRILLING PROGRAM-1981

Registrant

By	/s/ M. E. Chapman
	M. E. Chapman, Vice President—Finance Texland Petroleum, Inc.	Date March 26, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ R. J. Schumacher
	R. J. Schumacher, Vice President Texland Petroleum, Inc.	Date March 26, 2002

By	/s/ J. N. Namy
	J. N. Namy, President & C.E.O. Texland Petroleum, Inc.	Date March 26, 2002

By	/s/ J. H. Wilkes
	J. H. Wilkes, President & C.O.O. Texland Petroleum, Inc.	Date March 26, 2002

Texland Drilling Program-1981, Ltd.

Financial Statements

December 31, 2002 and 2001

Texland Drilling Program-1981, Ltd.

All financial statement schedules have been omitted since the required information is included in the financial statements or the notes thereto or is not applicable or not required.

REPORT OF INDEPENDENT AUDITORS

The Partners

Texland Drilling Program-1981, Ltd.

We have audited the statements of financial position of Texland Drilling Program-1981, Ltd. as of December 31, 2002 and 2001, and the related statements of operations, partners’ capital and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements listed in the accompanying index to the financial statements present fairly, in all material respects, the financial position of Texland Drilling Program-1981, Ltd. at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Sproles Woodard L.L.P.

Fort Worth, Texas

March 17, 2003

Texland Drilling Program-1981, Ltd. (A Limited Partnership)

Statements of Financial Position

December 31, 2002 and 2001

	2002	2001
ASSETS
Current Assets
Cash	$36,199	$2,599
Accounts receivable:
Trade	140,943	91,976
Managing general partner	14,961	18,844

	192,103	113,419

Property and Equipment, at Cost Using the Successful Efforts Method
Intangible development costs	7,313,622	7,244,553
Lease and well equipment	4,237,033	4,202,099
Producing leaseholds	161,495	161,495

	11,712,150	11,608,147
Accumulated depreciation, depletion and amortization	(10,393,780)	(10,264,228)

	1,318,370	1,343,919

	$1,510,473	$1,457,338

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities
Accounts payable:
Managing general partner	$56,733	$55,102

Partners’ Capital
Limited partners, 2,425 units outstanding	1,275,888	1,241,922
General partners	177,852	160,314

	1,453,740	1,402,236

	$1,510,473	$1,457,338

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd. (A Limited Partnership)

Statements of Operations

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Revenue
Oil and gas sales	$1,245,208	$1,313,969	$1,481,720
Interest income	293	1,198	2,839
Gain on sale of assets	14,961	12,801	47,751
Other			2,066

	1,260,462	1,327,968	1,534,376

Expense
Fees to managing general partner	93,000	87,900	87,900
Production expense	543,400	504,158	436,551
Severance tax	62,967	68,780	75,118
Depreciation, depletion and amortization	144,513	204,153	130,877
Other	28,412	23,157	15,573

	872,292	888,148	746,019

Net Income	$388,170	$439,820	$788,357

Allocation of Net Income
Limited partners	$166,128	$184,865	$380,922
General partners	222,042	254,955	407,435

	$388,170	$439,820	$788,357

Net Income per $5,000 Limited Partner Unit (2,425 Units Outstanding)	$69	$76	$157

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd. (A Limited Partnership)

Statements of Partners’ Capital

For the Years Ended December 31, 2002, 2001 and 2000

	Limited Partners	General Partners	Total
Balance at December 31, 2000	$1,318,957	$202,767	$1,521,724
Partners’ distributions	(261,900)	(348,100)	(610,000)
Partners’ contributions		50,692	50,692
Net income	184,865	254,955	439,820

Balance at December 31, 2001	1,241,922	160,314	1,402,236
Partners’ distributions	(132,162)	(254,400)	(386,562)
Partners’ contributions		49,896	49,896
Net income	166,128	222,042	388,170

Balance at December 31, 2002	$1,275,888	$177,852	$1,453,740

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd. (A Limited Partnership)

Statements of Cash Flows

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash Flows From Operating Activities
Net income	$388,170	$439,820	$788,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	144,513	204,153	130,877
Gain on sale of assets	(14,961)	(12,801)	(47,751)
(Increase) decrease in accounts receivable	(45,083)	34,526	(15,697)
Increase (decrease) in accounts payable	1,630	6,704	10,381

Net cash provided by operating activities	474,269	672,402	866,167

Cash Flows From Investing Activities
Acquisition of property and equipment	(118,964)	(182,183)	(21,992)
Proceeds from sale of assets	14,961	12,801	55,687

Net cash used in investing activities	(104,003)	(169,382)	33,695

Cash Flows From Financing Activities
Partners’ contributions	49,896	50,692	5,908
Partners’ distributions	(386,562)	(610,000)	(913,954)

Net cash used in financing activities	(336,666)	(559,308)	(908,046)

Net Change in Cash	33,600	(56,288)	(8,184)
Cash—beginning of year	2,599	58,887	67,071

Cash—End of Year	$36,199	$2,599	$58,887

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd. (A Limited Partnership)

Notes to Financial Statements

1. Organization and Summary of Significant Accounting Policies

Texland Drilling Program-1981, Ltd. (the “Partnership”) was organized as a limited partnership on July 20, 1981, for the purpose of engaging in oil and gas exploration and production. Texland Properties-1981, a general partnership, and Texland Petroleum, Inc. are the general partners. The managing general partner is Texland Petroleum, Inc. Partnership operations are conducted predominately in West Texas.

The Partnership shall continue in existence, unless terminated sooner through the occurrence of a final terminating event as defined by the Partnership agreement, until December 31, 2006, as extended through approval by the limited partners owning a majority of aggregate Partnership subscriptions.

The Partnership’s accounting policies are summarized below:

Basis of Accounting

The Partnership maintains its financial records on the income tax basis. The financial statements are presented in accordance with accounting principles generally accepted in the United States of America. The primary differences in accounting methods are identified in Note 7.

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

Texland Drilling Program-1981, Ltd. (A Limited Partnership)

Notes to Financial Statements

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

Fair Values of Financial Instruments

The Partnership’s financial instruments consist of cash, accounts receivable and accounts payable. The carrying amount of each of these financial instruments reported in the accompanying statements of financial position approximates the instruments fair value.

2. Costs Incurred in Oil and Gas Producing Activities

The following summarizes the Partnership’s costs incurred in its oil and gas activities, all of which were conducted within the United States, for the years ended December 31:

	Lease Acquisition Costs		Development Costs
	Expensed	Capitalized	Expensed	Capitalized
2000	$—	$19	$56	$21,992
2001			262	182,183
2002			233	118,964

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

4. Contributions by General Partners

Under terms of the Partnership agreement, Texland Properties-1981 is charged for certain costs related to drilling and production operations, which are required to be capitalized for federal income tax purposes. These costs are treated as capital contributions. In addition, Texland Properties-1981 and Texland Petroleum, Inc. have invested in limited partnership units in the amount of $95,000 and $30,000, respectively. These investments as a limited partner are reported with other limited partners’ capital in the accompanying financial statements.

Texland Drilling Program-1981, Ltd. (A Limited Partnership)

Notes to Financial Statements

5. Payments to Managing General Partner

The Partnership was charged $170,090, $166,358 and $166,127 in 2002, 2001 and 2000, respectively, for technical and accounting services performed by employees of the managing general partner. These charges are included in intangible development costs, production expenses and fees to managing general partner.

Supervisory fees charged to the Partnership by the managing general partner for drilling and operating the partnership wells were $152,559, $146,869 and $134,936 in 2002, 2001 and 2000, respectively, and are included in intangible development costs and production expenses.

These charges are allocated between the general and limited partners based upon applicable revenue and expense sharing rates.

6. Major Purchasers

Purchasers, which accounted for 10% or more of the Partnership’s sales, were as follows:

	2002	2001	2000
AMOCO Production Company		30%	34%
BP American Production Co.	20%
Calpine Producer Services, L.P.	10%
Highland Energy Company		24%	14%
Phillips Petroleum	56%	45%	51%
Sun Partners Marketing and Terminals, L.P.	10%

	96%	99%	99%

Texland Petroleum, Inc. receives substantially all revenues directly from the purchasers and subsequently disburses these revenues to interest owners. Substantially all trade accounts receivable were due from Texland Petroleum, Inc. at December 31, 2002 and 2001.

Texland Drilling Program-1981, Ltd. (A Limited Partnership)

Notes to Financial Statements

7. Reconciliation of Book-Tax Reporting Differences

Although the Partnership financial statements are prepared in accordance with generally accepted accounting principles, its books and records are maintained on the basis of accounting used for federal income tax purposes.

	Limited Partners	General Partners	Total
Net Income Differences:
Net income for financial reporting purposes	$166,128	$222,042	$388,170

Expenses for federal income tax purposes capitalized for financial reporting purposes	(69,068)		(69,068)

Excess of depreciation, depletion and amortization expense for financial reporting purposes over amounts for federal income tax purposes	91,761	(7,866)	83,895

Additional income for federal income tax purposes	22,693	(7,866)	14,827

Net income for federal income tax purposes	$188,821	$214,176	$402,997

Partners’ Capital Differences:
Partners’ capital at December 31, 2002, for financial reporting purposes	$1,275,888	$177,852	$1,453,740

Additional income (loss) for federal income tax purposes:
2002	22,693	(7,866)	14,827
2001	(1,649)	37,048	35,399
2000	71,096	19,652	90,748
1999	96,076	20,149	116,225
1998	773,151	510,714	1,283,865
1997 and prior	(1,057,518)	(454,310)	(1,511,828)
Investment tax credit basis reduction not recognized for financial reporting purposes		(39,178)	(39,178)

Partners’ capital December 31, 2002, for federal income tax purposes	$1,179,737	$264,061	$1,443,798

Texland Drilling Program-1981, Ltd. (A Limited Partnership)

Notes to Financial Statements

8. Supplemental Oil and Gas Information (Unaudited)

Proved Oil and Gas Reserves

The following table summarizes the Partnership’s net ownership interests in estimated quantities of proved oil and gas reserves and changes in net proved reserves, all of which are located in the continental United States.

	For the years ended December 31,
	2002		2001		2000
	Oil (Mbbls)	Gas (Mmcf)	Oil (Mbbls)	Gas (Mmcf)	Oil (Mbbls)	Gas (Mmcf)
Net proved reserves at beginning of year	285	926	398	1,497	408	1,473
Production	(43)	(143)	(44)	(116)	(43)	(110)
Extensions and discoveries	—	—	—	—	—	—
Revisions	117	474	(69)	(455)	33	134

Net proved reserves at end of year	359	1,257	285	926	398	1,497

There are numerous uncertainties in estimating quantities of proved reserves believed to have been discovered and in projecting future rates of production and the timing of development expenditures, including many factors beyond the control of the Partnership. The reserve data set forth in this document are only estimates. Reserve estimates are inherently imprecise and may be expected to change as additional information becomes available. Furthermore, estimates of oil and natural gas reserves, of necessity, are projections based on engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured exactly, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Accordingly, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net cash flows expected therefrom prepared by different engineers or by the same engineers at different times may vary substantially. There also can be no assurance that the reserves set forth herein will ultimately be produced. It is possible that variances from the estimates will be material.

Standardized Measure of Discounted Future Net Cash Flows

The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, discounted using a rate of 10% per year to reflect the estimated timing of the future cash flows. A Federal income tax provision has not been calculated as the income of the Partnership is included in the individual Federal income tax returns of the respective partners.

Texland Drilling Program-1981, Ltd. (A Limited Partnership)

Notes to Financial Statements

Discounted future cash flow estimates like those shown below are not intended to represent estimates of the fair value of oil and gas properties. Estimates of fair value should also consider anticipated future oil and gas prices, interest rates, changes in development and production costs and risks associated with future production. Because of these and other considerations, any estimate of fair value is necessarily subjective and imprecise.

The following table summarizes the Partnership’s standardized measure of discounted future net cash flows of its ownership interests in proved oil and gas reserves and changes in the standardized measure of discounted future net cash flows.

	As of December 31,
	2002	2001	2000
	(in thousands)
Future cash inflows	$13,257	$5,688	$16,377
Future production costs	(5,244)	(3,492)	(5,863)
Future development cost	(33)	(43)	(71)

	7,980	2,153	10,443
10% annual discount factor	(3,479)	(704)	(5,106)

Standardized measure of discounted future net cash flows	$4,501	$1,449	$5,337

The following table summarizes the changes in the Partnership’s standardized measure of discounted future net cash flows.

	For the years ended December 31,
	2002	2001	2000
	(in thousands)
Oil and gas sales, net of production costs	$(639)	$(741)	$(970)
Net change in prices and production costs	2,024	(3,400)	2,389
Extensions and discoveries	—	—	—
Revisions of previous quantity estimates	2,758	(714)	883
Changes in production rates, timing and other	(1,236)	213	(285)
Accretion of discount	145	554	320

Change in present value of future net revenues	3,052	(4,088)	2,337
Balance, beginning of year	1,449	5,537	3,200

Balance, end of year	$4,501	$1,449	$5,537