Form 10-Q
period 2003-03-31
TEXLAND DRILLING PROGRAM 1981
filed 2003-05-15
CIK 352507

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2003	Commission File Number 2-71865

TEXLAND DRILLING PROGRAM-1981, LTD.

(Name of Registrant)

TEXAS	75-1791491
(State of Organization)	(I.R.S. Employer Identification No.)

777 Main Street, Suite 3200 Fort Worth, Texas	76102
(Address of Executive Offices)	Zip Code

Registrant’s Telephone Number (817) 336-2751

Securities registered pursuant to Section 12(b) of the Act:

Units of Limited Partnership Interest	None
(Title of Class)	(Voting Units)

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

Texland Drilling Program-1981, Ltd.

Index To Financial Statements

Reference Page

Texland Drilling Program—1981, Ltd.

(A Limited Partnership)

Balance Sheets

March 31, 2003 and December 31, 2002

(Unaudited)

	03/31/03	12/31/02
ASSETS
Current Assets
Cash	$99,729	$36,199
Accounts receivable—trade	197,934	140,943
Accounts receivable—managing general partner	3,961	14,961

	301,624	192,103

Property and Equipment, at Cost (Successful Efforts Method)
Intangible development costs	7,331,352	7,313,622
Lease and well equipment	4,247,153	4,237,033
Producing leaseholds	161,495	161,495

	11,740,000	11,712,150
Accumulated depreciation, depletion and amortization	(10,423,946)	(10,393,780)

	1,316,054	1,318,370

	$1,617,678	$1,510,473

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities
Accounts payable:
Managing general partner	$44,983	$56,733

Partners’ Capital
Limited partners—2,425 units outstanding	1,352,175	1,275,888
General partners	220,520	177,852

	1,572,695	1,453,740

	$1,617,678	$1,510,473

See accompanying notes to financial statements.

Texland Drilling Program—1981, Ltd.

(A Limited Partnership)

Statements of Operations

March 31, 2003 and 2002

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Revenue
Oil and gas sales	$444,441	$244,134
Interest income	137	42
Miscellaneous Income	—	—
Gain on sale of assets	2,739	6,926

	447,317	251,102

Expense
Fees to managing general partner	22,875	23,250
Production expense	101,073	119,174
Severance tax	24,881	12,634
Depreciation, depletion and amortization	32,905	43,606
Other	1,797	1,044

	183,531	199,708

Net Income	$263,786	$51,394

Allocation of Net Income
Limited partners	$129,637	$19,763
General partners	134,149	31,631

	$263,786	$51,394

Net Income per $5,000 Limited Partner (2,425 Units Outstanding)	$53	$8

See accompanying notes to financial statements.

Texland Drilling Program—1981, Ltd.

(A Limited Partnership)

Statements of Partners’ Capital

Three Months Ended March 31, 2003

(Unaudited)

	Limited Partners	General Partners	Total
Balance at December 31, 2002	$1,275,888	$177,852	$1,453,740
Partners’ distributions	(53,350)	(101,600)	(154,950)
Partners’ contributions	—	10,119	10,119
Net income	129,637	134,149	263,786

Balance at March 31, 2003	$1,352,175	$220,520	$1,572,695

See accompanying notes to financial statements.

Texland Drilling Program—1981, Ltd.

(A Limited Partnership)

Statements of Cash Flow

Three Months Ended March 31, 2003 and 2002

(Unaudited)

	2003	2002
Operating Activities
Net income	$263,786	$51,394

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	32,905	43,606
Gain on sale of assets	(2,739)	(6,926)
(Increase) decrease in accounts receivable	(45,991)	(13,952)
(Decrease) increase in accounts payable	(11,750)	(3,176)
Other	—	—

	(27,575)	19,552

Net cash provided by operating activities	236,211	70,946

Investing Activities
Acquisition of property and equipment	(30,589)	(6,512)
Proceeds from sale of assets	2,739	6,926

Net cash used in investing activities	(27,850)	414

Financing Activities
Partners’ contributions	10,119	(5,481)
Partners’ distributions	(154,950)	(31,100)

Net cash used in financing activities	(144,831)	(36,581)

Net Increase in Cash	63,530	34,779
Cash—beginning of year	36,199	2,599

Cash—End of Quarter	$99,729	$37,378

See accompanying notes to financial statements.

Texland Drilling Program—1981, Ltd.

(A Limited Partnership)

Notes to Financial Statements

March 31, 2003

(Unaudited)

1. Summary Of Significant Accounting Policies

The Partnership was organized as a limited partnership on July 20, 1981 for the purpose of engaging in oil and gas exploration and production. Texland Properties-1981, a general partnership, and Texland Petroleum, L.P. are the General Partners. The Managing General Partner is Texland Petroleum, L.P. The Partnership’s accounting policies are summarized below:

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

2. Contributions By General Partner (Texland Properties-1981)

Under terms of the Partnership Agreement, the General Partner is charged for certain costs related to drilling and production operations which are required to be capitalized for federal income tax purposes. These costs are treated as capital contributions by the General Partner. In addition, Texland Properties-1981 and Texland Petroleum, L.P. have invested in limited partnership units in the amount of $95,000 and $30,000 respectively.

Texland Drilling Program—1981, Ltd.

(A Limited Partnership)

Notes to Financial Statements (Continued)

March 31, 2003

(Unaudited)

3. Fees To Managing General Partner (Texland Petroleum, L.P.)

In consideration of its management services rendered, the Managing General Partner is entitled to charge management fees to the Partnership. In addition, for the three months ended March 31, 2003 and March 31, 2002, the Partnership was charged $42,523 and $41,590 respectively for technical services, accounting services, and supervisory services performed by the employees of the Managing General Partner and such charges are included in intangible development costs, production expenses and fees to Managing General Partner. These charges are allocated between the General and Limited Partners based upon applicable revenue and expense sharing rates.

Texland Drilling Program—1981, Ltd.

(A Limited Partnership)

Management’s Discussion And Analysis Of Financial

Condition And Results Of Operations

March 31, 2003

The Partnership’s approximate average price actually received per barrel of oil for the first quarter of 2003 was $30.60 as compared to $18.60 for the first quarter of 2002. The increased revenue and related severance tax expense result primarily from such increase in average oil and gas prices. Gas sales, which represent 15-20% of total oil and gas sales, also increased significantly for this period. Gas sales are primarily short-term contracts which can vary widely from month to month.

Depreciation, depletion and amortization for the first quarter of 2003 was $32,905 as compared to $43,606 for the first quarter of 2002. Changes in depreciation and depletion for 2002 through 2003, are due primarily to the effect that changes in oil and gas prices have on the calculation of estimated future economically recoverable oil and gas reserves.

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
of Texland Petroleum, L.P.,
General Partner—Texland
Properties-1981

Date: May 14, 2003