Form 10-Q
period 2003-06-30
TEXLAND DRILLING PROGRAM 1981
filed 2003-08-13
CIK 352507

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2003	Commission File Number 2-71865

TEXLAND DRILLING PROGRAM-1981, LTD.

(Name of Registrant)

TEXAS	75-1791491
(State of Organization)	(I.R.S. Employer Identification No.)

777 Main Street, Suite 3200 Fort Worth, Texas	76102
(Address of Executive Offices)	Zip Code

Registrant’s Telephone Number (817) 336-2751

Securities registered pursuant to Section 12(b) of the Act:

Units of Limited Partnership Interest	None
(Title of Class)	(Voting Units)

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

Texland Drilling Program-1981, Ltd.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Balance Sheets

June 30, 2003 and December 31, 2002

(Unaudited)

	06/30/03	12/31/2002
ASSETS
Current Assets
Cash	$123,730	$36,199
Accounts receivable-trade	187,500	140,943
Accounts receivable-managing general partner	—	14,961

	311,230	192,103

Property and Equipment, at Cost (Successful Efforts Method)
Intangible development costs	7,333,774	7,313,622
Lease and well equipment	4,249,703	4,237,033
Producing leaseholds	161,495	161,495

	11,744,972	11,712,150
Accumulated depreciation, depletion and amortization	(10,456,983)	(10,393,780)

	1,287,989	1,318,370

	$1,599,219	$1,510,473

LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
Accounts payable:
Managing general partner	$104,129	$56,733

Partners' Capital
Limited partners-2,425 units outstanding	1,276,839	1,275,888
General partners	218,251	177,852

	1,495,090	1,453,740

	$1,599,219	$1,510,473

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Statements of Operations

June 30, 2003 and 2002

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue
Oil and gas sales	$353,938	$320,204	$798,379	$564,338
Interest income	190	86	327	128
Miscellaneous Income	—	—	—	—
Gain on sale of assets	88	229	2,827	7,155

	354,216	320,519	801,533	571,621

Expense
Fees to managing general partner	22,875	23,250	45,750	46,500
Production expense	130,417	133,380	231,490	252,554
Severance tax	18,201	16,160	43,082	28,794
Depreciation, depletion and amortization	33,125	49,159	66,030	92,765
Other	20,340	17,637	22,137	18,681

	224,958	239,586	408,489	439,294

Net Income	$129,258	$80,933	$393,044	$132,327

Allocation of Net Income
Limited partners	$51,977	$25,913	$181,614	$45,677
General partners	77,281	55,020	211,430	86,650

	$129,258	$80,933	$393,044	$132,327

Net Income per $5,000 Limited Partner (2,425 Units Outstanding)	$21	$11	$75	$19

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Statements of Partners’ Capital

Six Months Ended June 30, 2003

(Unaudited)

	Limited Partners	General Partners	Total
Balance at December 31, 2002	$1,275,888	$177,852	$1,453,740
Partners' distributions	(180,663)	(183,700)	(364,363)
Partners' contributions	—	12,669	12,669
Net income	181,614	211,430	393,044

Balance at June 30, 2003	$1,276,839	$218,251	$1,495,090

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Statements of Cash Flow

Six Months Ended June 30, 2003 and 2002

(Unaudited)

	2003	2002
Operating Activities
Net income (loss)	$393,044	$132,327

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	66,030	92,765
Gain on sale of assets	(2,827)	(7,155)
(Increase) decrease in accounts receivable	(31,595)	(35,878)
(Decrease) increase in accounts payable	47,396	6,618
Other	—	—

	79,004	56,350

Net cash provided by operating activities	472,048	188,677

Investing Activities
Acquisition of property and equipment	(35,650)	(76,803)
Proceeds from sale of assets	2,827	7,155

Net cash used in investing activities	(32,823)	(69,648)

Financing Activities
Partners' contributions	12,669	18,737
Partners' distributions	(364,363)	(131,400)

Net cash used in financing activities	(351,694)	(112,663)

Net Increase in Cash	87,531	6,366
Cash-beginning of year	36,199	2,599

Cash-End of Quarter	$123,730	$8,965

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Notes To Financial Statements

June 30, 2003

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

June 30, 2003

(Unaudited)

3.    Fees To Managing General Partner (Texland Petroleum, L.P.)

In consideration of its management services rendered, the Managing General Partner is entitled to charge management fees to the Partnership. In addition, for the six months ended June 30, 2003 and June 30, 2002, the Partnership was charged $85,045 and $83,179 respectively for technical services, accounting services, and supervisory services performed by the employees of the Managing General Partner and such charges are included in intangible development costs, production expenses and fees to Managing General Partner. These charges are allocated between the General and Limited Partners based upon applicable revenue and expense sharing rates.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Management’s Discussion And Analysis Of Financial

Condition And Results Of Operations

June 30, 2003

The Partnership’s approximate average price actually received per barrel of oil for the second quarter of 2003 was $25.88 as compared to $23.57 for the second quarter of 2002. The increased revenue and related severance tax expense result primarily from such increase in average oil and gas prices. Gas sales, which represent 15-20% of total oil and gas sales, also increased for this period. Gas sales are primarily short-term contracts which can vary widely from month to month.

Depreciation, depletion and amortization for the second quarter of 2003 was $33,125 as compared to $49,159 for the second quarter of 2002. Changes in depreciation and depletion for 2003 through 2002, are due primarily to the effect that changes in oil and gas prices have on the calculation of estimated future economically recoverable oil and gas reserves.

The Partnership was formed with cash contributions from the Limited and General Partners. Management does not intend to incur any substantial indebtedness and any developmental drilling which is necessary will be processed by farmout to other parties or by reinvestment of internally generated funds. Management, therefore, anticipates no liquidity problems during the life of the Partnership.

Part II

Items 1 through 3

Omitted—Not applicable to Registrant.

Item 4. Controls and Procedures

Based on an evaluation of the effectiveness of the Texland Drilling Program-1981 (the Partnership) disclosure controls and procedures, the Partnership’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

There have been no changes in the Partnership’s internal control over financial reporting identified in connection with the evaluation described in the above paragraph that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 5

Omitted—Not applicable to Registrant.

Item 6

(a)	Exhibits:

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXLAND DRILLING PROGRAM-1981, LTD. Registrant

By	/s/ M. E. Chapman
	M. E. Chapman, Vice President—Finance Texland Petroleum, L.P.	Date August 14, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ R. J. Schumacher
	R. J. Schumacher, Chairman of the Board Texland Petroleum, L.P.	Date August 14, 2003

By	/s/ J. N. Namy
	J. N. Namy, President & C.E.O. Texland Petroleum, L.P.	Date August 14, 2003

By	/s/ J. H. Wilkes
	J. H. Wilkes, President & C.O.O. Texland Petroleum, L.P.	Date August 14, 2003