Form 10-Q
period 2003-09-30
TEXLAND DRILLING PROGRAM 1981
filed 2003-11-13
CIK 352507

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2003

Commission File Number 2-71865

TEXLAND DRILLING PROGRAM-1981, LTD.

(Name of Registrant)

TEXAS	75-1791491
(State of Organization)	(I.R.S. Employer Identification No.)

777 Main Street, Suite 3200 Fort Worth, Texas	76102
Address of Executive Offices)	( Zip Code)

Registrant’s Telephone Number (817) 336-2751

Securities registered pursuant to Section 12(b) of the Act:

Units of Limited Partnership Interest	None
(Title of Class)	(Voting Units)

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

Texland Drilling Program-1981, Ltd.

Index To Financial Statements

Reference Page

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Balance Sheets

September 30, 2003 and December 31, 2002

(Unaudited)

	09/30/03	12/31/2002
ASSETS
Current Assets
Cash	$70,158	$36,199
Accounts receivable—trade	155,396	140,943
Accounts receivable—managing general partner	—	14,961

	225,554	192,103

Property and Equipment, at Cost (Successful Efforts Method)
Intangible development costs	7,339,536	7,313,622
Lease and well equipment	4,258,148	4,237,033
Producing leaseholds	161,495	161,495

	11,759,179	11,712,150
Accumulated depreciation, depletion and amortization	(10,492,192)	(10,393,780)

	1,266,987	1,318,370

	$1,492,541	$1,510,473

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities
Accounts payable:
Managing general partner	$74,222	$56,733

Partners’ Capital
Limited partners—2,425 units outstanding	1,257,712	1,275,888
General partners	160,607	177,852

	1,418,319	1,453,740

	$1,492,541	$1,510,473

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Statements of Operations

September 30, 2003 and 2002

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue
Oil and gas sales	$360,430	$345,259	$1,158,809	$909,597
Interest income	114	59	441	187
Miscellaneous Income	—	—	—	—
Gain on sale of assets	(1,424)	3,100	1,403	10,255

	359,120	348,418	1,160,653	920,039

Expense
Fees to managing general partner	22,875	23,250	68,625	69,750
Production expense	135,388	144,012	366,878	396,566
Severance tax	18,942	17,293	62,024	46,087
Depreciation, depletion and amortization	33,785	48,877	99,815	141,642
Other	5,337	2,023	27,474	20,704

	216,327	235,455	624,816	674,749

Net Income	$142,793	$112,963	$535,837	$245,290

Allocation of Net Income
Limited partners	$66,232	$50,399	$247,846	$96,075
General partners	76,561	62,564	287,991	149,215

	$142,793	$112,963	$535,837	$245,290

Net Income per $5,000 Limited Partner (2,425 Units Outstanding)	$27	$21	$102	$40

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Statements of Partners’ Capital

Nine Months Ended September 30, 2003

(Unaudited)

	Limited Partners	General Partners	Total
Balance at December 31, 2002	$1,275,888	$177,852	$1,453,740
Partners’ distributions	(266,022)	(326,350)	(592,372)
Partners’ contributions	—	21,114	21,114
Net income	247,846	287,991	535,837

Balance at September 30, 2003	$1,257,712	$160,607	$1,418,319

See accompanying notes to financial statements

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Statements of Cash Flow

Nine Months Ended September 30, 2003 and 2002

(Unaudited)

	2003	2002
Operating Activities
Net income (loss)	$535,837	$245,290

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	99,815	141,642
Gain on sale of assets	(1,403)	(10,255)
(Increase) decrease in accounts receivable	508	(36,705)
(Decrease) increase in accounts payable	17,489	18,238
Other	—	—

	116,409	112,920

Net cash provided by operating activities	652,246	358,210

Investing Activities
Acquisition of property and equipment	(48,432)	(102,242)
Proceeds from sale of assets	1,403	10,255

Net cash used in investing activities	(47,029)	(91,987)

Financing Activities
Partners’ contributions	21,114	27,501
Partners’ distributions	(592,372)	(245,788)

Net cash used in financing activities	(571,258)	(218,287)

Net Increase in Cash	33,959	47,936
Cash—beginning of year	36,199	2,599

Cash—End of Quarter	$70,158	$50,535

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Notes To Financial Statements

September 30, 2003

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

September 30, 2003

(Unaudited)

3.	Fees To Managing General Partner (Texland Petroleum, L.P.)

In consideration of its management services rendered, the Managing General Partner is entitled to charge management fees to the Partnership. In addition, for the nine months ended September 30, 2003 and September 30, 2002, the Partnership was charged $127,568 and $124,769 respectively for technical services, accounting services, and supervisory services performed by the employees of the Managing General Partner and such charges are included in intangible development costs, production expenses and fees to Managing General Partner. These charges are allocated between the General and Limited Partners based upon applicable revenue and expense sharing rates.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Management’s Discussion And Analysis Of Financial

Condition And Results Of Operations

September 30, 2003

The Partnership’s approximate average price actually received per barrel of oil for the third quarter of 2003 was $27.08 as compared to $25.63 for the third quarter of 2002. The increased revenue and related severance tax expense result primarily from such increase in average oil and gas prices. Gas sales, which represent 15-20% of total oil and gas sales, also increased for this period. Gas sales are primarily short-term contracts which can vary widely from month to month.

Depreciation, depletion and amortization for the third quarter of 2003 was $33,785 as compared to $48,877 for the third quarter of 2002. Changes in depreciation and depletion for 2003 through 2002, are due primarily to the effect that changes in oil and gas prices have on the calculation of estimated future economically recoverable oil and gas reserves.

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

TEXLAND DRILLING PROGRAM-1981, LTD. Registrant

By:	/s/ M. E. Chapman	Date November 13, 2003

M. E. Chapman, Vice President—Finance Texland Petroleum, L.P.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ R. J. Schumacher	Date November 13, 2003

R. J. Schumacher, Chairman of the Board Texland Petroleum, L.P.

By:	/s/ J. N. Namy	Date November 13, 2003

J. N. Namy, President & C.E.O. Texland Petroleum, L.P.

By:	/s/ J. H. Wilkes	Date November 13, 2003

J. H. Wilkes, President & C.O.O. Texland Petroleum, L.P.