Form 10-K
period 2003-12-31
TEXLAND DRILLING PROGRAM 1981
filed 2004-04-16
CIK 352507

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2003

Commission File Number 2-71865

TEXLAND DRILLING PROGRAM-1981, LTD.

(Name of Registrant)

TEXAS	75-1791491
(State of Organization)	I. R. S. Employer Identification No.

777 Main Street, Suite 3200
Fort Worth, Texas	76102
(Address of Executive Offices)	Zip Code

Registrant’s Telephone Number (817) 336-2751

Securities registered pursuant to Section 12(b) of the Act:

Units of Limited Partnership Interest	None
(Title of Class)	(Voting Units)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    YES  ☒    NO  ☐

This report contains a total 1 of 28 pages.

PART I

Item 1. Business

Texland Drilling Program-1981, Ltd. (a Limited Partnership) was formed on July 20, 1981 with $12,125,000 in aggregate Limited Partnership subscriptions for the purpose of engaging in the exploration for oil and gas. Such exploration has taken place principally in the geological area known as the Texas Permian Basin. The Partnership’s drilling and exploration phase is complete. Development of the Partnership’s properties is also complete; except for possible occasional developmental drilling which may be undertaken to the extent necessary to insure the maximum commercial recovery of reserves. In 2003, the Partnership drilled 6 such developmental wells.

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

Purchasers, which accounted for 10% or more of the Partnership’s sales, were as follows:

	2003	2002	2001
Conoco Phillips	55%	56%	45%
Sun Partners Marketing and Terminals, L.P.	22%	10%
Occidental Premium, Ltd.	22%
BP American Production Co.		20%
Calpine Producer Services, L.P.		10%
AMOCO Production Company			30%
Highland Energy Company			24%

	99%	96%	99%

Texland Petroleum, L.P. receives substantially all revenues directly from the purchasers and subsequently disburses these revenues to interest owners. Substantially all trade accounts receivable were due from Texland Petroleum, L.P. at December 31, 2003 and 2002.

The price of oil and gas is affected by world wide supply and demand beyond the Partnership’s control. The monthly average price during the past five years for West Texas Sour (adjusted for gravity and marketing costs), the primary type of Partnership oil, and for the widely available NYMEX benchmark West Texas Intermediate are as follows:

Year	WTS	NYMEX
1999	$16.99	$19.26
2000	$28.34	$30.25
2001	$22.29	$25.99
2002	$23.88	$26.09
2003	$28.33	$31.08

From January 1, 2004 to March 31, 2004, average daily oil prices of WTS oil ranged from $29.73 to $35.43 and NYMEX ranged from $32.48 to $38.18.

Item 2 - Properties

The Partnership currently has an interest in 258 active gross oil and gas wells, representing 17.50 net wells. Two of the gross wells and 0.64 of the net wells are gas wells and the remainder are oil wells.

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

Item 3 - Legal Proceedings

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

PART II

Item 5 - Market for Registrant’s Common Equity and Related Stockholder Matters

Omitted. Not applicable.

Item 6 - Selected Financial Data

The following table presents selected financial data for each of the past five years ended December 31, 2003. The data has been derived from the audited financial statements:

TEXLAND DRILLING PROGRAM – 1981, LTD.

SELECTED FINANCIAL INFORMATION

FOR THE YEAR ENDED DECEMBER 31,

	2003	2002	2001	2000	1999
STATEMENT OF INCOME:
Revenues	$1,479,631	$1,260,462	$1,327,968	$1,534,376	$995,456

Income before cumulative effect of change in accounting principle	666,707	388,170	439,820	788,357	288,251
Cumulative effect of change in accounting principle	214,257	—	—	—	—

Net Income	$880,964	$388,170	$439,820	$788,357	$288,251

Allocation of Net Income:
Limited Partners	$227,971	$166,128	$184,865	$380,922	$117,083
General Partners	652,993	222,042	254,955	407,435	171,168

	$880,964	$388,170	$439,820	$788,357	$288,251

Net Income per $5,000 Limited Partner Units (2,425 Units Outstanding)	$127	$69	$76	$157	$48
Cumulative effect of change in accounting principle	(33)	—	—	—	—

	$94	$69	$76	$157	$48

BALANCE SHEET DATA:

Total Assets	$1,820,165	$1,510,473	$1,457,338	$1,570,122	$1,679,430

Total Liabilities	$214,415	$56,733	$55,102	$48,398	$38,017

Partners’ Equity	$1,605,750	$1,453,740	$1,402,236	$1,521,724	$1,641,413

PARTNERSHIP CASH DISTRIBUTIONS
Limited Partner (per $5,000 unit)	$142	$55	$108	$175	$53
General Partner	$410,950	$254,400	$348,100	$490,791	$197,900

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Risk Factors and Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

Certain information included in Items 1 and Items 7 of this report contain certain statements that may constitute forward-looking statements within the meaning of Securities and Exchange regulations. Such forward-looking statements are based upon the current expectations of Texland Drilling Program-1981, Ltd. and speak only as of the date made.

Where any forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, we caution that while we believe these assumptions or bases to be reasonable and to be made in good faith, assumed facts or bases almost always vary from actual results and the difference between assumed facts or bases and the actual results could be material, depending on the circumstances.

Factors that could cause our results to differ materially from the results discussed in such forward-looking statements include, but are not limited to, the following: production variance from expectations, volatility of oil and gas prices, the need to further develop reserves, the substantial capital expenditures required to fund operations, development risks, environmental risks, uncertainties about estimates of reserves, litigation, government regulation, political risks, costs and results of developmental drilling, and mechanical and other inherent risks associated with oil and gas production. All such forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph, and the Partnership undertakes no obligation to publicly update or revise any forward-looking statements.

Critical Accounting Policies and Estimates

The Partnership’s discussion and analysis of its financial condition and results of operations are based upon financial statements which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires the Partnership to make estimates and judgments that affect the amounts reported in the financial statements and related footnote disclosures. Application of certain of the Partnership’s accounting policies, including those related to oil and gas revenues, oil and gas properties, asset retirement obligations, and litigation require significant estimates. The Partnership bases its estimates on historical experience and various assumptions that are believed reasonable under the circumstances. Actual results may differ from these estimates. The Partnership believes the following critical accounting policies reflect its more significant judgments and estimates used in the preparation of its financial statements.

Property, Plant and Equipment

Proved reserves are defined by the U.S. Securities and Exchange Commission (“SEC”) as those volumes of crude oil, condensate, natural gas liquids and natural gas that geological and engineering data demonstrate with reasonable certainty are recoverable from known reservoirs under existing economic and operating conditions. Proved developed reserves are volumes expected to be recovered through existing wells with existing equipment and operating methods. Although the Managing General Partner’s engineers are knowledgeable of and follow the guidelines for reserves established by the SEC, the estimation of reserves requires a significant number of assumptions based on professional judgment. Reserve estimates are updated at least annually and consider recent production levels and other technical information. Estimated reserves are often subject to future revision, which could be substantial, based on the availability of additional information. Changes in oil and gas prices can lead to substantial revisions to reserve quantities.

Reserve revisions in turn may cause adjustments in the units-of-production depreciation and depletion rates, the estimates of potential impairment of carrying value, and the supplemental disclosure of standardized measure of discounted future net cash flows relating to oil and gas producing activities. The Partnership cannot predict what reserve revisions may be required in future periods.

Asset Retirement Obligations

The Partnership has material obligations to remove tangible equipment and restore land at the end of oil and gas production operations. The Partnership’s removal and restoration obligations are primarily associated with plugging and abandoning onshore wells. Estimating the future asset removal costs is difficult and requires management to make estimates and judgments because most of the removal obligations are many years in the future and contracts and regulations often have vague descriptions of what constitutes removal. Asset removal costs are constantly changing, as well as related regulatory, political, environmental, and safety considerations.

Asset retirement obligations are not unique to the Partnership or to the oil and gas industry; accordingly, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS 143”). The Partnership adopted this statement effective January 1, 2003. SFAS 143 significantly changed the method of accruing for costs an entity is legally obligated to incur related to the retirement of fixed assets (“asset retirement obligations” or “ARO”). Primarily, the new statement requires the Partnership to record a separate liability for the discounted present value of the Partnership’s asset retirement obligations, with an offsetting increase to the related oil and gas properties on the Partnership’s Balance Sheet.

Inherent in the present value calculation are numerous assumptions and judgments including the ultimate retirement costs, inflation factors, credit adjusted discount rates, timing of retirement, and changes in the legal and regulatory, environments. To the extent future revisions to these assumptions impact the present value of the existing ARO liability, a corresponding adjustment is made to the oil and gas property balance. In addition, increases in the discounted ARO liability resulting from the passage of time will be reflected as accretion expense in the Statement of Income.

SFAS 143 required a cumulative adjustment to reflect the impact of implementing the statement had the rule been in effect since inception. The Partnership, therefore, calculated the cumulative accretion expense on the ARO liability and the cumulative depletion expense on the corresponding property balance. The sum of this cumulative expense was compared to the depletion expense originally recorded.

Financial Results

Oil and gas sales increased by 19% in 2003 as compared to 2002. The average price of Partnership oil increased by approximately 19% in 2003. The price of gas sold by the Partnership, which represents approximately 23% of total sales, increased by approximately 85%. The increase in sales due to the increase in prices for 2003 was offset by normal, expected declines in oil production.

Oil and gas sales decreased by 5% in 2002 as compared to 2001. The average price of Partnership oil decreased by approximately 1% in 2002. The price of gas sold by the Partnership, which represents approximately 16% of total sales, decreased by approximately 30% in 2002. In addition, normal and expected declines were experienced in the production of existing oil and gas wells in 2003, 2002 and 2001. These declines were somewhat offset by increased production from oil wells drilled during 2003, 2002 and 2001.

Fees to the managing general partner decreased 2% due to a discretionary decrease in fees by the General Partner for 2003. Fees to the managing general partner increased 6% due to increased administrative costs for 2002.

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

Depreciation, depletion and amortization for 2003 was $120,305 as compared to 2002 for $144,513. Changes in depreciation, depletion and amortization for the period 2001 through 2003, were due primarily to the effect that changes in oil and gas prices have on the calculation of estimated future economically recoverable oil and gas reserves.

On January 1, 2003, the Partnership adopted Statements of Financial Accounting Standard 143, “Accounting for Asset Retirement Obligations”. As a result of such implementation, a gain of $214,257 as cumulative effect adjustment of a change in accounting principle has been reflected in the Statement of Income for 2003. In addition, accretion expense of $12,758 has been reflected in 2003, to reflect increase in the amount of the Asset Retirement Liability for 2003.

Production expenses decreased by 12% in 2003 as compared to 2002 due a decrease in workover activity. Production expenses increased by 8% in 2002 as compared to 2001 due to an increase in workovers.

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

Texland Drilling Program-1981, Ltd. has substantially completed all the exploration and development on the oil and gas properties in which it has an interest. No long-term debt will be incurred and no new properties will be acquired. Therefore, no future liquidity problems are anticipated by the Partnership.

Off-Balance Sheet Arrangements

The Partnership does not have any off-balance sheet arrangements.

Item 8 - Financial Statements and Supplementary Data:

See Index to Financial Statements on Page 9 of this report.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

On January 14, 2004, the accounting firm of Sproles Woodard L.L.P., previously the certifying accountant for Texland Drilling Program 1981, Ltd., was engaged to assist the Partnership in the performance of certain internal audit functions. As a result, Sproles Woodard L.L.P. will no longer serve as the Partnership’s certifying accountant. During the two most recent years and subsequent interim periods, there were no disagreements on matters of accounting principles and practices, financial disclosure, or auditing scope or procedures between the Registrant and Sproles Woodard L.L.P. The relationship was changed because the Registrant determined that it was in its best interest to enhance its internal audit activities due to the increased reporting requirements of the Sarbanes-Oxley Act.

On January 14, 2004, the Registrant engaged Weinstein Spira & Company P.C. as its independent auditors for the fiscal year ending December 31, 2003. At no time preceding January 14, 2004 has the Registrant (or anyone on behalf of the Registrant) consulted with Weinstein Spira & Company PC on matters regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Partnership’s financial statements.

Item 9A - Controls and Procedures

We use certain internal controls and procedures to help ensure that information we are required to disclose in reports that we file with the SEC is accurately accumulated, reported and communicated to our management. As of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) were evaluated by management and based upon such evaluation have concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this Annual Report on Form 10-K, for their intended purposes.

PART III

Item 10 - Directors and Executive Officers of the Registrant

The Partnership has no officers, employees or directors. The background of the General Partners is as follows:

R. J. Schumacher - Age 75, Vice President and Co-Owner of Texland Petroleum, L.P.. since May, 1967, has been an independent oil operator involved in drilling and producing operations and the financing of oil and gas prospects, principally in West Texas, Oklahoma and Arkansas. He has served as an executive officer with Texland since its incorporation. For more than ten years prior to becoming an independent oil operator, Mr. Schumacher was the chief financial officer, contract drilling manager and land supervisor for an independent oil and gas drilling contractor and operator. Mr. Schumacher is a Certified Public Accountant. He received a Bachelor of Science in Commerce degree from Texas Christian University in 1950 and a Master in Professional Accounting degree from the University of Texas in 1951.

J. N. Namy - Age 65, President and Chief Executive Officer of Texland Petroleum, L.P., was employed by Texland as a geologist in June 1978. From 1967 to 1970 he was employed by Pan American Petroleum Corp. in the Fort Worth Division. From 1970 to 1978 he taught at Baylor University achieving the rank of Associate Professor. During this time, he served as a consultant for several independent petroleum companies working on exploration and development projects in the Eastern Shelf and the Permian Basin of West Texas and New Mexico, as well as the southern Rockies of New Mexico and Colorado. He received his Bachelor and Master degrees from Western Reserve University in Cleveland, Ohio and his Ph. D. degree from the University of Texas at Austin in 1969. Mr. Namy is a member of the American Association of Petroleum Geologists, Geological Society of America and the Society of Economic Paleontologists and Mineralogists.

J. H. Wilkes - Age 48, President and Chief Operating Officer of Texland Petroleum, L.P., was employed by Texland as a reservoir engineer in August 1984. From 1978 to 1984, he was employed by Sun Exploration and Production Company in Midland and Abilene, Texas. The first three years he served as a production engineer and for the remaining three years he served as a reservoir engineer. He received a Bachelor of Science degree in Petroleum Engineering from Texas A&M University in 1978. He is a member of the Society of Petroleum Engineers, A.I.M.E. and is a registered professional engineer in Texas.

Item 11 - Executive Compensation

See Item 13 of this report for information with respect to payments to the Managing General Partner.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

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

Item 13 - Certain Relationships and Related Transactions

Contributions by General Partners

Under terms of the Partnership agreement, Texland Properties—1981 is charged for certain costs related to drilling and production operations, which are required to be capitalized for federal income tax purposes. These costs are treated as capital contributions. In addition, Texland Properties—1981 and Texland Petroleum, Inc. currently hold 38.75 units and 6 units, respectively. These investments as a limited partner are reported with other limited partners’ capital in the accompanying financial statements.

Payments to Managing General Partner

The Partnership was charged $160,482, $170,090 and $166,358 in 2003, 2002 and 2001, respectively, for technical and accounting services performed by employees of the managing general partner. These charges are included in intangible development costs, production expenses and fees to managing general partner.

Item 14 - Principal Accountant Fees and Services

Sproles Woodard L.L.P. audited the Partnership’s financial statements for the three years ended December 31, 2002. Sproles Woodard L.L.P. performed audit and tax services for the Partnership during the period of their engagement. As described under Item 9 of this Annual Report on Form 10-K, Sproles Woodard L.L.P. resigned in January 2004, and at that time, the Partnership engaged Weinstein Spira & Company PC as our independent auditors.

Weinstein Spira & Company PC have been engaged to perform audit services only.

The following table sets forth the aggregate fees for professional services rendered to Texland Drilling Program-1981, Ltd. for the years 2003 and 2002 by the accounting firm of Sproles Woodard L.L.P.

Types of Fees	2003	2002
Audit fees	18,075	18,631
Audit related fees	—	—
Tax fees	5,045	4,860
All other fees	—	—

The General Partners of Texland Drilling Program-1981, Ltd. fulfill the responsibilities of an audit committee and have established policies and procedures for the approval of audit services and permitted non-audit services. The General Partners approved the engagement of Weinstein Spira & Company PC and Sproles Woodard L.L.P. for the performance of audit and tax services for the years 2003 and 2002.

Item 15 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)1 and (a)2 Financial Statement and Financial Statement Schedules

   See Index to Financial Statements on page 9 of this report.

(a)3 Item 601 (Reg. S-K) Exhibits:

   None

(a) Exhibits:

31 Certification by CEO & CFO Pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification by CEO & CFO Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

Item 9:	Change in Registrant’s Certifying Accountant

On January 13, 2004, the Registrant engaged Weinstein Spira & Company P.C. as it’s independent auditors for the fiscal year ending December 31, 2003.

(c) Item 601 (Reg. S-K) Exhibits:

  None

(d) Other Financial Statements and Financial Statement Schedules:

  Not applicable.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXLAND DRILLING PROGRAM-1981, LTD.
Registrant

By	/s/ M. E. Chapman
M. E. Chapman, Vice President - Finance
	Texland Petroleum, L.P.	Date March 31, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ R. J. Schumacher
R. J. Schumacher, Vice President
	Texland Petroleum, L.P.	Date March 31, 2004

By	/s/ J. N. Namy
J. N. Namy, President & C.E.O.
	Texland Petroleum, L.P.	Date March 31, 2004

By	/s/ J. H. Wilkes
J. H. Wilkes, President & C.O.O.
	Texland Petroleum, L.P.	Date March 31, 2004

TEXLAND DRILLING PROGRAM - 1981, LTD.

Fort Worth, Texas

ANNUAL FINANCIAL REPORT

December 31, 2003

Independent Auditors’ Report

To the Partners

Texland Drilling Program - 1981, Ltd.

Fort Worth, Texas

We have audited the accompanying Balance Sheet of Texland Drilling Program - 1981, Ltd. (the Partnership) as of December 31, 2003, and the related Statements of Income, Partners’ Capital and Cash Flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The 2002 and 2001 financial statements of Texland Drilling Program - 1981, Ltd. were audited by other auditors, whose report dated March 17, 2003, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texland Drilling Program - 1981, Ltd. as of December 31, 2003, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

WEINSTEIN SPIRA & COMPANY, P.C.

Houston, Texas

March 19, 2004

TEXLAND DRILLING PROGRAM—1981, LTD.

BALANCE SHEETS

	December 31,
	2003	2002
ASSETS
Current Assets
Cash and cash equivalents	$52,124	$36,199
Accounts receivable:
Trade	136,491	140,943
Managing general partner	1,257	14,961

Total Current Assets	189,872	192,103

Property and Equipment (Successful Efforts Method)
Intangible development costs	7,346,495	7,313,622
Lease and well equipment	4,301,178	4,237,033
Producing leaseholds	161,495	161,495

	11,809,168	11,712,150
Less: Accumulated depreciation, depletion and amortization	10,178,875	10,393,780

	1,630,293	1,318,370

Total Assets	$1,820,165	$1,510,473

LIABILITIES

Current Liabilities
Accounts payable - Managing General Partner	$42,180	$56,733

Total Current Liabilities	42,180	56,733

Asset Retirement Liability	172,235

Total Liabilities	214,415	56,733

PARTNERS’ CAPITAL

Limited Partners - 2,425 units outstanding	1,160,236	1,275,888

General Partners	445,514	177,852

	1,605,750	1,453,740

Total Liabilities and Partners’ Capital	$1,820,165	$1,510,473

See notes to financial statements.

TEXLAND DRILLING PROGRAM - 1981, LTD.

STATEMENTS OF INCOME

	For the Year Ended December 31,
	2003	2002	2001
Revenue
Oil and gas sales	$1,477,840	$1,245,208	$1,313,969
Interest income	534	293	1,198
Gain on sale of assets	1,257	14,961	12,801

	1,479,631	1,260,462	1,327,968

Operating Expenses
Production expense	478,731	543,400	504,158
Depreciation, depletion and amortization	120,305	144,513	204,153
Fees to Managing General Partner	91,500	93,000	87,900
Severance tax	77,883	62,967	68,780
Other	31,747	28,412	23,157
Accretion expense	12,758

	812,924	872,292	888,148

Income before Change in Accounting Principle	666,707	388,170	439,820

Cumulative Effect of Change in Accounting Principle	214,257

Net Income	$880,964	$388,170	$439,820

Allocation of Net Income
Limited partners	$227,971	$166,128	$184,865
General partners	652,993	222,042	254,955

	$880,964	$388,170	$439,820

Net Income Per $5,000 Limited Partner Unit (2,425 Units Outstanding)

Net income per limited partner unit before change in accounting principle	$127	$69	$76

Cumulative effect of change in accounting principle	(33)

Net income per limited partner unit	$94	$69	$76

See notes to financial statements.

TEXLAND DRILLING PROGRAM - 1981, LTD.

STATEMENTS OF PARTNERS’ CAPITAL

For the Years Ended December 31, 2003, 2002 and 2001

	Limited Partners	General Partners	Total
Balance - December 31, 2000	$1,318,957	$202,767	$1,521,724

Partners’ Distributions	(261,900)	(348,100)	(610,000)

Partners’ Contributions		50,692	50,692

Net Income	184,865	254,955	439,820

Balance - December 31, 2001	1,241,922	160,314	1,402,236

Partners’ Distributions	(132,162)	(254,400)	(386,562)

Partners’ Contributions		49,896	49,896

Net Income	166,128	222,042	388,170

Balance - December 31, 2002	1,275,888	177,852	1,453,740

Partners’ Distributions	(343,623)	(410,950)	(754,573)

Partners’ Contributions		25,619	25,619

Net Income	227,971	652,993	880,964

Balance - December 31, 2003	$1,160,236	$445,514	$1,605,750

See notes to financial statements.

TEXLAND DRILLING PROGRAM - 1981, LTD.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2003	2002	2001
Cash Flows From Operating Activities
Net income	$880,964	$388,170	$439,820
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	(214,257)
Accretion expense	12,758
Depreciation, depletion and amortization	120,305	144,513	204,153
Gain on sale of assets	(1,257)	(14,961)	(12,801)
(Increase) Decrease in accounts receivable	18,156	(45,083)	34,526
Increase (Decrease) in accounts payable	(14,553)	1,630	6,704

Net Cash Provided by Operating Activities	802,116	474,269	672,402

Cash Flows From Investing Activities
Acquisition of property and equipment	(58,494)	(118,964)	(182,183)
Proceeds from sales of assets	1,257	14,961	12,801

Net Cash Used in Investing Activities	(57,237)	(104,003)	(169,382)

Cash Flows From Financing Activities
Partners’ contributions	25,619	49,896	50,692
Partners’ distributions	(754,573)	(386,562)	(610,000)

Net Cash Used in Financing Activities	(728,954)	(336,666)	(559,308)

Net Increase (Decrease) in Cash and Cash Equivalents	15,925	33,600	(56,288)

Cash and Cash Equivalents - Beginning of Year	36,199	2,599	58,887

Cash and Cash Equivalents - End of Year	$52,124	$36,199	$2,599

See notes to financial statements.

TEXLAND DRILLING PROGRAM - 1981, LTD.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2003 and 2002

Note 1 - Organization and Summary of Significant Accounting Policies

Texland Drilling Program - 1981, Ltd. (the “Partnership”) was organized as a limited partnership on July 20, 1981, for the purpose of engaging in oil and gas exploration and production. Texland Properties - 1981, a general partnership, and Texland Petroleum, Inc. are the general partners. The managing general partner is Texland Petroleum, Inc. Partnership operations are conducted predominately in West Texas.

The Partnership shall continue in existence, unless terminated sooner through the occurrence of a final terminating event as defined by the Partnership agreement, until December 31, 2006, as extended through approval by the limited partners owning a majority of aggregate Partnership subscriptions.

The Partnership’s accounting policies are summarized below:

Basis of Accounting

The Partnership maintains its financial records on the income tax basis. The financial statements are presented in accordance with accounting principles generally accepted in the United States of America. The primary differences in accounting methods are identified in Note 8.

Revenue Recognition

Revenues associated with the production of oil and gas properties, in which we have an interest, are based on volumes produced during the period.

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

TEXLAND DRILLING PROGRAM - 1981, LTD.

NOTES TO FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2003 and 2002

Amortization and Depletion

Leasehold costs of producing properties are amortized on the unit-of-production method based on proved oil and gas reserves as estimated by the Partnership. Intangible development costs of producing properties are amortized on the unit-of-production method based on estimated proved developed oil and gas reserves.

Depreciation

Depreciation of equipment is provided by the unit-of-production method based on estimated proved developed oil and gas reserves.

Income Taxes

Income taxes have not been provided for by the Partnership, because the partners are liable for taxes on their respective shares of the Partnership’s taxable income.

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

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported revenues and expenses during the reporting period. Actual results could differ from those estimates.

TEXLAND DRILLING PROGRAM - 1981, LTD.

NOTES TO FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2003 and 2002

Note 2 - Costs Incurred in Oil and Gas Producing Activities

The following summarizes the Partnership’s costs incurred in its oil and gas activities, all of which were conducted within the United States, for the years ended December 31:

	Lease Acquisition Costs		Development Costs
	Expensed	Capitalized	Expensed	Capitalized
2003			$233	$58,492
2002			233	118,964
2001			262	182,183

Note 3 - Acquisition of Nonproducing Properties

The Partnership acquired working interests in certain oil and gas properties through assignments from other Texland Drilling Program partnerships. These acquisitions involved no cost to the Partnership and are subject to retained nonworking interests by the assignor. Upon payout of these properties, the assignor has an option to convert the retained nonworking interest to a working interest.

Note 4 - Contributions by General Partners

Under terms of the Partnership agreement, Texland Properties - 1981 is charged for certain costs related to drilling and production operations, which are required to be capitalized for federal income tax purposes. These costs are treated as capital contributions. In addition, Texland Properties - 1981 and Texland Petroleum, Inc. currently hold 38.75 units and 6 units, respectively. These investments as a limited partner are reported with other limited partners’ capital in the accompanying financial statements.

Note 5 - Payments to Managing General Partner

The Partnership was charged $160,482, $170,090 and $166,358 in 2003, 2002 and 2001, respectively, for technical and accounting services performed by employees of the managing general partner. These charges are included in intangible development costs, production expenses and fees to managing general partner.

TEXLAND DRILLING PROGRAM - 1981, LTD.

NOTES TO FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2003 and 2002

Supervisory fees charged to the Partnership by the managing general partner for drilling and operating the partnership wells were $151,004, $152,559 and $146,869 in 2003, 2002 and 2001, respectively, and are included in intangible development costs and production expenses.

These charges are allocated between the general and limited partners based upon applicable revenue and expense sharing rates.

Note 6 - Major Purchasers

Purchasers, which accounted for 10% or more of the Partnership’s sales, were as follows:

	2003	2002	2001
Conoco Phillips	55%	56%	45%
Sun Partners Marketing and Terminals, L.P.	22%	10%
Occidental Premium, Ltd.	22%
BP American Production Co.		20%
Calpine Producer Services, L.P.		10%
AMOCO Production Company			30%
Highland Energy Company			24%

	99%	96%	99%

Texland Petroleum, Inc. receives substantially all revenues directly from the purchasers and subsequently disburses these revenues to interest owners. Substantially all trade accounts receivable were due from Texland Petroleum, Inc. at December 31, 2003 and 2002.

Note 7 - Accounting Principles Adopted in 2003

On January 1, 2003, the Partnership adopted Statements of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” which addresses the financial accounting and reporting obligations and retirement costs related to the retirement of tangible long-lived assets. Among other things, SFAS No. 143 requires oil and gas companies to reflect asset retirement obligation liabilities on the face of the balance sheet at fair value on a discounted basis.

TEXLAND DRILLING PROGRAM - 1981, LTD.

NOTES TO FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2003 and 2002

Consistent with industry practice, historically the Company had assumed the costs of plugging abandonment on its properties would be offset by salvage value received. SFAS 143 requires the Company to consider estimated salvage value in the calculation of depreciation, depletion and amortization. The adoption of SFAS No. 143 resulted in a cumulative effect adjustment as of January 1, 2003 to record (i) a $39,781 increase in the carrying values of proved properties, (ii) a $333,953 decrease in accumulated depreciation, depletion and amortization of property and equipment, and (iii) a $159,477 increase in asset retirement obligation liabilities. The net impact of items (i) through (iii) was to record a gain of $214,257 as a cumulative effect adjustment of a change in accounting principle in the Partnership’s statements of operations upon adoption on January 1, 2003. The general partner has received the benefit of the change in asset salvage value while the asset retirement obligation was allocated based on income allocation. The Partnership has no material assets that are legally restricted for purposes of settling its asset retirement obligation liabilities.

	Limited Partners	General Partners	Total
Income Before Change in Accounting Principle	$307,283	$359,424	$666,707
Cumulative Effect of Change in Accounting Principle	(79,312)	293,569	214,257

Net Income	$227,971	$652,993	$880,964

The pro forma effects of the application of SFAS No. 143 as if the statement had been adopted on January 1, 2002 are presented below:

	Years Ended December 31,
	2003	2002
Net income as reported	$880,964	$388,170
Change in depreciation, depletion and amortization		(16,718)
Cumulative effect of accounting change	(214,257)

Pro forma net income	666,707	371,452
Less: General partner pro forma income	359,423	211,112

Pro forma net income applicable to limited partners	$307,284	$160,340

Pro forma net income per $5,000 limited partner unit	$127	$66

Net income per $5,000 limited partner unit as reported	$94	$69

TEXLAND DRILLING PROGRAM - 1981, LTD.

NOTES TO FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2003 and 2002

The following table describes the changes in the Partnership’s asset retirement obligations for the year ended 2003:

Asset retirement obligation at December 31, 2002	$0
Cumulative effect adjustment	159,477

Asset retirement obligation at January 1, 2003	159,477
Liability incurred during the period	0
Liabilities settled during the period	0
Revision in estimated cash flows	0
Accretion expense	12,758

Asset retirement obligation at December 31, 2003	$172,235

The pro forma asset retirement obligation liability balances as if SFAS No. 143 had been adopted January 1, 2002 are as follows:

2002
Pro forma amounts of liability for asset retirement obligation at beginning of year	$147,664
Pro forma amounts of liability for asset retirement obligation at end of year	159,477

Note 8 - Reconciliation of Book-Tax Reporting Differences

Although the Partnership’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, its books and records are maintained on the basis of accounting used for federal income tax purposes.

TEXLAND DRILLING PROGRAM - 1981, LTD.

NOTES TO FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2003 and 2002

	Limited Partners	General Partners	Total
Net Income Differences for 2003:
Net income for financial reporting purposes	$227,971	$652,993	$880,964

Expenses for federal income tax purposes, capitalized for financial reporting purposes	(32,874)		(32,874)

Cumulative effect of change in accounting principle	79,312	(293,569)	(214,257)

(Excess) Deficiency of depreciation, depletion and amortization expense for financial reporting purposes over amounts for federal income tax purposes	85,496	(9,641)	75,857

Additional income (loss) for federal income tax purposes	131,934	(303,210)	(171,276)

Net income for federal income tax purposes	$359,905	$349,783	$709,688

Partners’ Capital Differences:

Partners’ capital at December 31, 2003, for financial reporting purposes	$1,160,236	$445,513	$1,605,749

Additional income (loss) for federal income tax purposes:
2003	131,934	(303,210)	(171,276)
2002	22,693	(7,866)	14,827
2001	(1,649)	37,048	35,399
2000	71,096	19,652	90,748
1999	96,076	20,149	116,225
1998	773,151	510,714	1,283,865
1997 and prior	(1,057,518)	(454,310)	(1,511,828)
Investment tax credit basis reduction not recognized for financial reporting purposes		(38,802)	(38,802)

Partners’ capital December 31, 2003, for federal income tax purposes	$1,196,019	$228,888	$1,424,907

TEXLAND DRILLING PROGRAM - 1981, LTD.

NOTES TO FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2003 and 2002

Note 9 - Supplemental Oil and Gas Information (Unaudited)

Proved Oil and Gas Reserves

The following table summarizes the Partnership’s net ownership interests in estimated quantities of proved oil and gas reserves and changes in net proved reserves, all of which are located in the continental United States.

	For the Years Ended December 31,
	2003		2002		2001
	Oil (Mbbls)	Gas (Mmcf)	Oil (Mbbls)	Gas (Mmcf)	Oil (Mbbls)	Gas (Mmcf)
Net proved reserves at beginning of year	359	1,257	285	926	398	1,497
Production	(39)	(105)	(43)	(143)	(44)	(116)
Extensions and discoveries
Revisions	44	39	117	474	(69)	(455)

Net proved reserves at end of year	364	1,191	359	1,257	285	926

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

TEXLAND DRILLING PROGRAM - 1981, LTD.

NOTES TO FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2003 and 2002

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

The following table summarizes the Partnership’s standardized measure of discounted future net cash flows of its ownership interests in proved oil and gas reserves and changes in the standardized measure of discounted future net cash flows:

	As of December 31,
	2003	2002	2001
	(in thousands)
Future cash inflows	$13,924	$13,257	$5,688
Future production costs	(5,718)	(5,244)	(3,492)
Future development cost		(33)	(43)

	8,206	7,980	2,153

10% annual discount factor	(3,599)	(3,479)	(704)

Standardized measure of discounted future net cash flows	$4,607	$4,501	$1,449

TEXLAND DRILLING PROGRAM - 1981, LTD.

NOTES TO FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2003 and 2002

The following table summarizes the changes in the Partnership’s standardized measure of discounted future net cash flows:

	For the Years Ended December 31,
	2003	2002	2001
	(in thousands)
Oil and gas sales, net of production costs	$(922)	$(639)	$(741)
Net change in prices and production costs	158	2,024	(3,400)
Extensions and discoveries
Revisions of previous quantity estimates	734	2,758	(714)
Changes in production rates, timing and other	(314)	(1,236)	213
Accretion of discount	450	145	554

Change in present value of future net revenues	106	3,052	(4,088)

Balance, beginning of year	4,501	1,449	5,537

Balance, end of year	$4,607	$4,501	$1,449