Form 10-Q
period 2004-03-31
TEXLAND DRILLING PROGRAM 1981
filed 2004-05-14
CIK 352507

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2004	Commission File Number 2-71865

TEXLAND DRILLING PROGRAM-1981, LTD.

(Name of Registrant)

TEXAS	75-1791491
(State of Organization)	(I.R.S. Employer Identification No.)

777 Main Street, Suite 3200
Fort Worth, Texas	76102
(Address of Executive Offices)	Zip Code

Registrant’s Telephone Number (817) 336-2751

Securities registered pursuant to Section 12(b) of the Act:

Units of Limited Partnership Interest	None
(Title of Class)	(Voting Units)

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

Texland Drilling Program-1981, Ltd.

Index To Financial Statements

Reference Page

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Balance Sheets

March 31, 2004 and December 31, 2003

(Unaudited)

	03/31/04	12/31/2003
ASSETS
Current Assets
Cash	$93,475	$52,124
Accounts receivable - trade	181,246	136,491
Accounts receivable - managing general partner	1,257	1,257

	275,978	189,872

Property and Equipment, at Cost (Successful Efforts Method)
Intangible development costs	7,348,509	7,346,495
Lease and well equipment	4,304,009	4,301,178
Producing leaseholds	161,495	161,495

	11,814,013	11,809,168
Accumulated depreciation, depletion and amortization	(10,206,280)	(10,178,875)

	1,607,733	1,630,293

Total Assets	$1,883,711	$1,820,165

LIABILITIES
Current Liabilities
Accounts payable - managing general partner	$64,911	$42,180

Total Current Liabilities	64,911	42,180

Asset retirement liability	175,680	172,235

Total Liabilities	240,591	214,415
PARTNERS’ CAPITAL
Limited partners - 2,425 units outstanding	1,174,273	1,160,236
General partners	468,847	445,514

	1,643,120	1,605,750

Total Liabilities and Partners’ Capital	$1,883,711	$1,820,165

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Statements of Operations

March 31, 2004 and 2003

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenue
Oil and gas sales	$415,819	$444,441
Interest income	106	137
Gain on sale of assets	—	2,739

	415,925	447,317

Operating Expenses
Fees to managing general partner	22,875	22,875
Production expense	118,431	101,073
Severance tax	22,444	24,881
Depreciation, depletion and amortization	27,405	32,905
Other	17,585	1,797
Accretion expense	3,445	3,190

	212,185	186,721

Income before Change in Accounting Principle	—	260,596
Cumulative effect of Change in Accounting Principle	—	214,257

Net Income	$203,740	$474,853

Allocation of Net Income
Limited partners	$91,381	$48,698
General partners	112,359	426,155

	$203,740	$474,853

Net Income per $5,000 Limited Partner (2,425 Units Outstanding)
Net income per limited partner unit before change in accounting principle	$38	$53
Cumulative effect of change in accounting principle	—	(33)

Net income per limited partner unit	$38	$20

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Statements of Partners’ Capital

Three Months Ended March 31, 2004

(Unaudited)

	Limited Partners	General Partners	Total
Balance at December 31, 2003	$1,160,236	$445,514	$1,605,750
Partners’ distributions	(77,600)	(91,600)	(169,200)
Partners’ contributions	—	2,830	2,830
Net income	91,381	112,359	203,740

Balance at March 31, 2004	$1,174,017	$469,103	$1,643,120

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Statements of Cash Flow

Three Months Ended March 30, 2004 and 2003

(Unaudited)

	2004	2003
Operating Activities
Net income	$203,740	$474,853

Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	(214,257)
Accretion expense	3,445	3,190
Depreciation, depletion and amortization	27,405	32,905
Gain on sale of assets	—	(2,739)
(Increase) decrease in accounts receivable	(44,755)	(45,991)
(Decrease) increase in accounts payable	22,731	(11,750)
Other	—	—

	8,826	(238,642)

Net cash provided by operating activities	212,566	236,211

Investing Activities
Acquisition of property and equipment	(4,845)	(30,589)
Proceeds from sale of assets	—	2,739

Net cash used in investing activities	(4,845)	(27,850)

Financing Activities
Partners’ contributions	2,830	10,119
Partners’ distributions	(169,200)	(154,950)

Net cash used in financing activities	(166,370)	(144,831)

Net Increase in Cash	41,351	63,530
Cash - beginning of year	52,124	36,199

Cash - End of Quarter	$93,475	$99,729

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Notes To Financial Statements

March 31, 2004

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

March 31, 2004

(Unaudited)

3. Fees To Managing General Partner (Texland Petroleum, L.P.)

In consideration of its management services rendered, the Managing General Partner is entitled to charge management fees to the Partnership. In addition, for the three months ended March 31, 2004 and March 31, 2003, the Partnership was charged $40,121 and $42,523 respectively for technical services, accounting services, and supervisory services performed by the employees of the Managing General Partner and such charges are included in intangible development costs, production expenses and fees to Managing General Partner. These charges are allocated between the General and Limited Partners based upon applicable revenue and expense sharing rates.

4. Accounting Principles Adopted in 2003

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

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Management's Discussion And Analysis Of Financial

Condition And Results Of Operations

March 31, 2004

The Partnership’s approximate average price actually received per barrel of oil for the third quarter of 2004 was $31.23 as compared to $30.56 for the first quarter of 2003. The decreased revenue and related severance tax expense result primarily from normal and expected declines in oil and gas production which more that offsets the increase in average oil and gas prices. Gas sales, which represent 15-20% of total oil and gas sales, also increased for this period. Gas sales are primarily short-term contracts which can vary widely from month to month.

Depreciation, depletion and amortization for the first quarter of 2004 was $27,405 as compared to $32,905 for the first quarter of 2003. Changes in depreciation and depletion for 2004 through 2003, are due primarily to normal expected decline in oil and gas production.

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

Omitted - Not applicable to Registrant.

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

Item 5

Omitted - Not applicable to Registrant.

Item 6

(a)	Exhibits:

31	Certification by CEO & CFO Pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification by CEO & CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

Item 9:	Change in Registrant’s Certifying Accountant

On January 13, 2004, the Registrant engaged Weinstein Spira & Company P.C. as it’s Independent auditors for the fiscal year ending December 31, 2003.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXLAND DRILLING PROGRAM-1981, LTD. Registrant

By	/s/ M. E. Chapman
M. E. Chapman, Vice President - Finance
	Texland Petroleum, L.P.	Date May 14, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ R. J. Schumacher
R. J. Schumacher, Chairman of the Board
	Texland Petroleum, L.P.	Date May 14, 2004

By	/s/ J. N. Namy
J. N. Namy, President & C.E.O.
	Texland Petroleum, L.P.	Date May 14, 2004

By	/s/ J. H. Wilkes
J. H. Wilkes, President & C.O.O.
	Texland Petroleum, L.P.	Date May 14, 2004