Form 10-Q
period 2004-06-30
TEXLAND DRILLING PROGRAM 1981
filed 2004-08-18
CIK 352507

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2004

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

Texland Drilling Program-1981, Ltd.

Index To Financial Statements

Reference Page

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Balance Sheets

June 30, 2004 and December 31, 2003

(Unaudited)

	06/30/04	12/31/03
ASSETS
Current Assets
Cash	$71,008	$52,124
Accounts receivable - trade	167,718	136,491
Accounts receivable - managing general partner	—	1,257

	238,726	189,872

Property and Equipment, at Cost (Successful Efforts Method)
Intangible development costs	7,359,986	7,346,495
Lease and well equipment	4,315,098	4,301,178
Producing leaseholds	161,495	161,495

	11,836,579	11,809,168
Accumulated depreciation, depletion and amortization	(10,234,915)	(10,178,875)

	1,601,664	1,630,293

Total Assets	$1,840,390	$1,820,165

LIABILITIES
Current Liabilities
Accounts payable - managing general partner	$52,592	$42,180

Total Current Liabilities	52,592	42,180

Asset retirement liability	179,125	172,235

Total Liabilities	231,717	214,415

PARTNERS’ CAPITAL
Limited partners - 2,425 units outstanding	1,151,315	1,160,236
General partners	457,358	445,514

	1,608,673	1,605,750

Total Liabilities and Partners’ Capital	$1,840,390	$1,820,165

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Statements of Operations

June 30, 2004 and 2003

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue
Oil and gas sales	$389,342	$353,938	$805,161	$798,379
Interest income	118	190	224	327
Miscellaneous Income	—	—	—	—
Gain on sale of assets	—	88	—	2,827

	389,460	354,216	805,385	801,533

Expense
Fees to managing general partner	30,000	22,875	52,875	45,750
Production expense	115,455	130,417	233,886	231,490
Severance tax	19,566	18,201	42,010	43,082
Depreciation, depletion and amortization	28,634	33,125	56,039	66,030
Other	13,834	20,340	31,419	22,137
Accretion expense	3,445	3,189	6,890	6,379

	210,934	228,147	423,119	414,868

Income before change in accounting principle	178,526	126,069	382,266	386,665

Cumulative effect of change in accounting principle	—	—	—	214,257

Net Income	$178,526	$126,069	$382,266	$600,922

Allocation of Net Income
Limited partners	$80,361	$50,350	$171,742	$99,048
General partners	98,165	75,719	210,524	501,874

	$178,526	$126,069	$382,266	$600,922

Net Income per $5,000 Limited Partner (2,425 Units Outstanding)

Net income per limited partner unit before change in accounting principle	$33	$21	$71	$74

Cumulative effect of change in accounting principle	$—	$—	$—	$(33)

Net income per limited partner unit	$33	$21	$71	$41

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Statements of Partners’ Capital

Six Months Ended June 30, 2004

(Unaudited)

	Limited Partners	General Partners	Total
Balance at December 31, 2003	$1,160,236	$445,514	$1,605,750
Partners’ distributions	(180,663)	(212,600)	(393,263)
Partners’ contributions	—	13,920	13,920
Net income	171,742	210,524	382,266

Balance at June 30, 2004	$1,151,315	$457,358	$1,608,673

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Statements of Cash Flow

Six Months Ended June 30, 2004 and 2003

(Unaudited)

Operating Activities
Net income	$382,266	$600,922

Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	(214,257)
Accretion expense	6,890	6,379
Depreciation, depletion and amortization	56,039	66,030
Gain on sale of assets	—	(2,827)
(Increase) decrease in accounts receivable	(29,970)	(31,595)
(Decrease) increase in accounts payable	10,413	47,396
Other	—	—

	43,372	(128,874)

Net cash provided by operating activities	425,638	472,048

Investing Activities
Acquisition of property and equipment	(27,411)	(35,650)
Proceeds from sale of assets	—	2,827

Net cash used in investing activities	(27,411)	(32,823)

Financing Activities
Partners’ contributions	13,920	12,669
Partners’ distributions	(393,263)	(364,363)

Net cash used in financing activities	(379,343)	(351,694)

Net Increase in Cash	18,884	87,531
Cash - beginning of year	52,124	36,199

Cash - End of Quarter	$71,008	$123,730

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Notes To Financial Statements

June 30, 2004

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

June 30, 2004

(Unaudited)

3. Fees To Managing General Partner (Texland Petroleum, L.P.)

In consideration of its management services rendered, the Managing General Partner is entitled to charge management fees to the Partnership. In addition, for the six months ended June 30, 2004 and June 30, 2003, the Partnership was charged $80,242 and $85,046 respectively for technical services, accounting services, and supervisory services performed by the employees of the Managing General Partner and such charges are included in intangible development costs, production expenses and fees to Managing General Partner. These charges are allocated between the General and Limited Partners based upon applicable revenue and expense sharing rates.

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

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Management’s Discussion And Analysis Of Financial

Condition And Results Of Operations

June 30, 2004

The Partnership’s approximate average price actually received per barrel of oil for the second quarter of 2004 was $35.73 as compared to $27.24 for the second quarter of 2003. The increased revenue and related severance tax expense result primarily from the increase in the price of oil. Gas sales, which represent 15-20% of total oil and gas sales, decreased approximately 20% for this period. Gas sales are primarily short-term contracts which can vary widely from month to month.

Depreciation, depletion and amortization for the second quarter of 2004 was $28,634 as compared to $33,125 for the second quarter of 2003. Changes in depreciation and depletion for 2004 through 2003, are due primarily to normal expected decline in oil and gas production.

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

TEXLAND DRILLING PROGRAM-1981, LTD.
Registrant

By	/s/ M. E. Chapman	.
M. E. Chapman, Vice President - Finance
	Texland Petroleum, L.P.	Date August 17, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ R. J. Schumacher
R. J. Schumacher, Chairman of the Board
	Texland Petroleum, L.P.	Date August 17, 2004

By	/s/ J. N. Namy
J. N. Namy, President & C.E.O.
	Texland Petroleum, L.P.	Date August 17, 2004

By	/s/ J. H. Wilkes
J. H. Wilkes, President & C.O.O.
	Texland Petroleum, L.P.	Date August 17, 2004