Form 10-Q
period 2004-09-30
TEXLAND DRILLING PROGRAM 1981
filed 2004-11-12
CIK 352507

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2004

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

Texland Drilling Program-1981, Ltd.

Index To Financial Statements

Reference Page

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Balance Sheets

September 30, 2004 and December 31, 2003

(Unaudited)

	09/30/04	12/31/03
ASSETS
Current Assets
Cash	$100,223	$52,124
Accounts receivable - trade	194,966	136,491
Accounts receivable - managing general partner	—	1,257

	295,189	189,872

Property and Equipment, at Cost (Successful Efforts Method)
Intangible development costs	7,372,810	7,346,495
Lease and well equipment	4,317,075	4,301,178
Producing leaseholds	161,495	161,495

	11,851,380	11,809,168
Accumulated depreciation, depletion and amortization	(10,263,702)	(10,178,875)

	1,587,678	1,630,293

Total Assets	$1,882,867	$1,820,165

LIABILITIES
Current Liabilities
Accounts payable - managing general partner	$67,928	$42,180

Total Current Liabilities	67,928	42,180

Asset retirement liability	182,569	172,235

Total Liabilities	250,497	214,415

PARTNERS’ CAPITAL
Limited partners - 2,425 units outstanding	1,175,608	1,160,236
General partners	456,762	445,514

	1,632,370	1,605,750

Total Liabilities and Partners’ Capital	$1,882,867	$1,820,165

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Statements of Operations

September 30, 2004 and 2003

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue
Oil and gas sales	$469,730	$360,430	$1,274,891	$1,158,809
Interest income	146	114	370	441
Miscellaneous Income	—	—	—	—
Gain on sale of assets	—	(1,424)	—	1,403

	469,876	359,120	1,275,261	1,160,653

Expense
Fees to managing general partner	33,563	22,875	86,438	68,625
Production expense	123,467	135,388	357,353	366,878
Severance tax	24,139	18,942	66,149	62,024
Depreciation, depletion and amortization	28,787	33,785	84,826	99,815
Other	1,619	5,337	33,038	27,474
Accretion expense	3,444	—	10,334	9,569

	215,019	216,327	638,138	634,385

Income before change in accounting principle	254,857	142,793	637,123	526,268
Cumulative effect of change in accounting principle	—	—	—	214,257

Net Income	$254,857	$142,793	$637,123	$740,525

Allocation of Net Income
Limited partners	$124,930	$66,232	$296,672	$163,654
General partners	129,927	76,561	340,451	576,871

	$254,857	$142,793	$637,123	$740,525

Net Income per $5,000 Limited Partner (2,425 Units Outstanding)
Net income per limited partner unit before change in accounting principle	$52	$27	$122	$100
Cumulative effect of change in accounting principle	$—	$—	$—	$(33)

Net income per limited partner unit	$52	$27	$122	$67

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Statements of Partners’ Capital

Nine Months Ended September 30, 2004

(Unaudited)

	Limited Partners	General Partners	Total
Balance at December 31, 2003	$1,160,236	$445,514	$1,605,750
Partners’ distributions	(281,300)	(345,100)	(626,400)
Partners’ contributions	—	15,897	15,897
Net income	296,672	340,451	637,123

Balance at September 30, 2004	$1,175,608	$456,762	$1,632,370

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Statements of Cash Flow

Nine Months Ended September 30, 2004 and 2003

(Unaudited)

	2004	2003
Operating Activities
Net income	$637,123	$740,525

Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	(214,257)
Accretion expense	10,334	9,569
Depreciation, depletion and amortization	84,826	99,815
Gain on sale of assets	—	(1,403)
(Increase) decrease in accounts receivable	(57,218)	508
(Decrease) increase in accounts payable	25,749	17,489
Other	—	—

	63,691	(88,279)

Net cash provided by operating activities	700,814	652,246

Investing Activities
Acquisition of property and equipment	(42,212)	(48,432)
Proceeds from sale of assets	—	1,403

Net cash used in investing activities	(42,212)	(47,029)

Financing Activities
Partners’ contributions	15,897	21,114
Partners’ distributions	(626,400)	(592,372)

Net cash used in financing activities	(610,503)	(571,258)

Net Increase in Cash	48,099	33,959
Cash - beginning of year	52,124	36,199

Cash - End of Quarter	$100,223	$70,158

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Notes To Financial Statements

September 30, 2004

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

September 30, 2004

(Unaudited)

3. Fees To Managing General Partner (Texland Petroleum, L.P.)

In consideration of its management services rendered, the Managing General Partner is entitled to charge management fees to the Partnership. In addition, for the nine months ended September 30, 2004 and September 30, 2003, the Partnership was charged $120,363 and $127,569 respectively for technical services, accounting services, and supervisory services performed by the employees of the Managing General Partner and such charges are included in intangible development costs, production expenses and fees to Managing General Partner. These charges are allocated between the General and Limited Partners based upon applicable revenue and expense sharing rates.

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

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Management’s Discussion And Analysis Of Financial

Condition And Results Of Operations

September 30, 2004

The Partnership’s approximate average price actually received per barrel of oil for the third quarter of 2004 was $38.96 as compared to $27.08 for the third quarter of 2003. The increased revenue and related severance tax expense result primarily from the increase in the price of oil. Gas sales represent 15-25% of total oil and gas sales. Gas sales are primarily short-term contracts which can vary widely from month to month.

Depreciation, depletion and amortization for the third quarter of 2004 was $28,787 as compared to $33,785 for the third quarter of 2003. Changes in depreciation and depletion for 2003 through 2004, are due primarily to normal expected decline in oil and gas production.

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

TEXLAND DRILLING PROGRAM-1981, LTD.
Registrant

By	/s/ M. E. Chapman
M. E. Chapman, Vice President - Finance
	Texland Petroleum, L.P.	Date November 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ R. J. Schumacher
R. J. Schumacher, Chairman of the Board
	Texland Petroleum, L.P.	Date November 12, 2004

By	/s/ J. N. Namy
J. N. Namy, President & C.E.O.
	Texland Petroleum, L.P.	Date November 12, 2004

By	/s/ J. H. Wilkes
J. H. Wilkes, President & C.O.O.
	Texland Petroleum, L.P.	Date November 12, 2004