Form 10-K
period 2004-12-31
TEXLAND DRILLING PROGRAM 1981
filed 2005-06-27
CIK 352507

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2004

Commission File Number 2-71865

TEXLAND DRILLING PROGRAM-1981, LTD.

(Name of Registrant)

TEXAS	75-1791491
(State of Organization)	I. R. S. Employer Identification No.

777 Main Street, Suite 3200 Fort Worth, Texas	76102
(Address of Executive Offices)	Zip Code

Registrant’s Telephone Number (817) 336-2751

Securities registered pursuant to Section 12(b) of the Act:

2425 Units of Limited Partnership Interest	None
(Title of Class)	(Voting Units)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    YES  ☐    NO  ☒

PART I

Item 1. Business

Texland Drilling Program-1981, Ltd. (a Limited Partnership) was formed on July 20, 1981 with $12,125,000 in aggregate Limited Partnership subscriptions for the purpose of engaging in the exploration for oil and gas. Such exploration has taken place principally in the geological area known as the Texas Permian Basin. The Partnership’s drilling and exploration phase is complete. Development of the Partnership’s properties is also complete; except for possible occasional developmental drilling which may be undertaken to the extent necessary to insure the maximum commercial recovery of reserves. In 2004, the Partnership drilled 3 such developmental wells.

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

Purchasers, which accounted for 10% or more of the Partnership’s sales, were as follows:

	2004	2003	2002
Conoco Phillips	61%	55%	56%
Sun Partners Marketing and Terminals, L.P.	20%	22%	10%
Occidental Premium, Ltd.	19%	22%
BP American Production Co.			20%
Calpine Producer Services, L.P.			10%

	100%	99%	96%

Texland Petroleum, L.P. receives substantially all revenues directly from the purchasers and subsequently disburses these revenues to interest owners. Substantially all trade accounts receivable were due from Texland Petroleum, L.P. at December 31, 2004 and 2003.

The price of oil and gas is affected by world wide supply and demand beyond the Partnership’s control. The monthly average price during the past five years for West Texas Sour (adjusted for gravity and marketing costs), the primary type of Partnership oil, and for the widely available NYMEX benchmark West Texas Intermediate are as follows:

Year	WTS	NYMEX
2000	$28.34	$30.25
2001	$22.29	$25.99
2002	$23.88	$26.09
2003	$28.33	$31.08
2004	$37.23	$41.38

From January 1, 2005 to May 31, 2005, average daily oil prices of WTS oil ranged from $41.53 to $48.06 and NYMEX ranged from $46.82 to $54.72.

Item 2 - Properties

The Partnership currently has an interest in 264 active gross oil and gas wells, representing 17.15 net wells. Two of the gross wells and 0.64 of the net wells are gas wells and the remainder are oil wells.

The Partnership currently has 257 oil wells included in 8 different enhanced recovery projects operated by Texland Petroleum, L. P. Such enhanced recovery projects are designed to pressurize the oil bearing reservoirs and increase the producing rates, property life and overall ultimate recovery of oil.

Item 3 - Legal Proceedings

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

PART II

Item 5 - Market for Registrant’s Common Equity and Related Stockholder Matters

Omitted. Not applicable.

Item 6 - Selected Financial Data

The following table presents selected financial data for each of the past five years ended December 31, 2004. The data has been derived from the audited financial statements:

TEXLAND DRILLING PROGRAM – 1981, LTD.

SELECTED FINANCIAL INFORMATION

FOR THE YEAR ENDED DECEMBER 31,

	2004	2003	2002	2001	2000
STATEMENT OF INCOME:
Revenues	$1,742,842	$1,479,631	$1,260,462	$1,327,968	$1,534,376
Income before cumulative effect of change in accounting principle	868,821	666,707	388,170	439,820	788,357
Cumulative effect of change in accounting principle		214,257	—	—	—

Net Income	$868,821	$880,964	$388,170	$439,820	$788,357

Allocation of Net Income:
Limited Partners	$410,104	$227,971	$166,128	$184,865	$380,922
General Partners	458,717	652,993	222,042	254,955	407,435

	$868,821	$880,964	$388,170	$439,820	$788,357

Net Income per $5,000
Limited Partner Units (2,425 Units Outstanding)	$169	$127	$69	$76	$157
Cumulative effect of change in accounting principle		(33)	—	—	—

	$169	$94	$69	$76	$157

BALANCE SHEET DATA:

Total Assets	$1,852,199	$1,820,165	$1,510,473	$1,457,338	$1,570,122

Total Liabilities	$243,963	$214,415	$56,733	$55,102	$48,398

Partners’ Equity	$1,608,236	$1,605,750	$1,453,740	$1,402,236	$1,521,724

PARTNERSHIP CASH DISTRIBUTIONS
Limited Partner (per $5,000 unit)	$170	$142	$55	$108	$175
General Partner	$480,100	$410,950	$254,400	$348,100	$490,791

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

Critical Accounting Policies and Estimates

The Partnership’s discussion and analysis of its financial condition and results of operations are based upon financial statements which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires the Partnership to make estimates and judgments that affect the amounts reported in the financial statements and related footnote disclosures. Application of certain of the Partnership’s accounting policies, including those related to oil and gas revenues, oil and gas properties, asset retirement obligations, and litigation require significant estimates. The Partnership bases its estimates on historical experience and various assumptions that are believed reasonable under the circumstances. Actual results may differ from these estimates. The Partnership believes the following critical accounting policies reflect its more significant judgments and estimates used in the preparation of its financial statements.

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

Financial Results

Oil sales increased by 24% and gas sales decreased by 2.5% in 2004 as compared to 2003. The average price of Partnerhsip oil increased by approximately 30% in 2004. The price of gas sold by the Partnership in 2004, which represents approximately 19% of total sales, increased by approximately 15% in 2004. Gas volume sales declined in 2004 due to normal declines in the Partnership’s two major gas wells.

Oil and gas sales increased by 19% in 2003 as compared to 2002. The average price of Partnership oil increased by approximately 19% in 2003. The price of gas sold by the Partnership, which represents approximately 23% of total sales, increased by approximately 85%.

In addition, normal and expected declines were experienced in the production of existing oil and gas wells in 2004, 2003 and 2002. These declines were somewhat offset by increased production from in-fill developmental oil wells drilled during 2004, 2003 and 2002.

Fees to the managing general partner increased by 31% in 2004, and decreased by 2% in 2003 due to discretionary changes in fees charged by the General Partner. Such changes are within the allowable fees specified by the provisions of the Partnership Agreement. Fees to the managing general partner increased 6% due to increased administrative costs for 2002.

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

Depreciation, depletion and amortization for 2004, 2003, and 2002 were $110,332, $120,305 and $144,513. Changes in depreciation, depletion and amortization for the period 2004 through 2002, were due primarily to the effect that changes in oil and gas prices have on the calculation of estimated future economically recoverable oil and gas reserves; and due to normal expected declines in the recoverable reserves due to production.

On January 1, 2003, the Partnership adopted Statements of Financial Accounting Standard 143, “Accounting for Asset Retirement Obligations”. As a result of such implementation, a gain of $214,257 as cumulative effect adjustment of a change in accounting principle has been reflected in the Statement of Income for 2003. In addition, accretion expense of $13,779 and $12,758, respectively, reflect the increase in the amount of the Asset Retirement Liability for 2004, and 2003.

Production expenses remained relatively stable in 2004 as compared to 2003. Production expenses decreased by 12% in 2003 as compared to 2002 due a decrease in workover activity. Production expenses increased by 8% in 2002 as compared to 2001 due to an increase in workovers.

Changes in oil prices substantially impact the net income and cash flow of the Partnership. All oil produced by the Partnership is sold under short term contracts that are immediately affected by changes in oil prices. Since 1981, world oil supply and demand conditions have caused prices to rise and decline in an essentially unpredictable manner. It is not possible to predict whether the recent dramatic increase in oil prices will continue for the near or long term. No change in this price volatility is foreseeable.

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

See Index to Financial Statements on Page 14 of this report.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

On May 4, 2005, the accounting firm of Weaver and Tidwell L.L.P., was engaged as independent auditors for the fiscal year ending December 31, 2004. During the most recent year and subsequent interim periods, there were no disagreements on matters of accounting principles and practices, financial disclosure, or auditing scope or procedures between the Registrant and its’ previous independent auditors. At no time preceding May 4, 2005 has the Registrant (or anyone on behalf of the Registrant) consulted with Weaver and Tidwell L.L.P. on matters regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Partnership’s financial statements

On May 4, 2005, Weinstein Spira & Company P.C. resigned as its independent auditor. There were no disagreements on matters of accounting principles and practices, financial disclosure, or auditing scope or procedures between the Registrant and Weinstein Spira & Company P.C.

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

PART III

Item 10 - Directors and Executive Officers of the Registrant

The Partnership has no officers, employees or directors. The background of the General Partners is as follows:

R. J. Schumacher - Age 76, Vice President and Co-Owner of Texland Petroleum, L.P. since May, 1967, has been an independent oil operator involved in drilling and producing operations and the financing of oil and gas prospects, principally in West Texas, Oklahoma and Arkansas. He has served as an executive officer with Texland since its incorporation. For more than ten years prior to becoming an independent oil operator, Mr. Schumacher was the chief financial officer, contract drilling manager and land supervisor for an independent oil and gas drilling contractor and operator. He received a Bachelor of Science in Commerce degree from Texas Christian University in 1950 and a Master in Professional Accounting degree from the University of Texas in 1951.

J. N. Namy - Age 66, President and Chief Executive Officer of Texland Petroleum, L.P., was employed by Texland as a geologist in June 1978. From 1967 to 1970 he was employed by Pan American Petroleum Corp. in the Fort Worth Division. From 1970 to 1978 he taught at Baylor University achieving the rank of Associate Professor. During this time, he served as a consultant for several independent petroleum companies working on exploration and development projects in the Eastern Shelf and the Permian Basin of West Texas and New Mexico, as well as the southern Rockies of New Mexico and Colorado. He received his Bachelor and Master degrees from Western Reserve University in Cleveland, Ohio and his Ph. D. degree from the University of Texas at Austin in 1969. Mr. Namy is a member of the American Association of Petroleum Geologists, Geological Society of America and the Society of Economic Paleontologists and Mineralogists.

J. H. Wilkes - Age 49 President and Chief Operating Officer of Texland Petroleum, L.P., was employed by Texland as a reservoir engineer in August 1984. From 1978 to 1984, he was employed by Sun Exploration and Production Company in Midland and Abilene, Texas. The first three years he served as a production engineer and for the remaining three years he served as a reservoir engineer. He received a Bachelor of Science degree in Petroleum Engineering from Texas A&M University in 1978. He is a member of the Society of Petroleum Engineers, A.I.M.E. and is a registered professional engineer in Texas.

The Partnership has not adopted a formal code of ethics.

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

Item 13 - Certain Relationships and Related Transactions

Contributions by General Partners

Under terms of the Partnership agreement, Texland Properties - 1981 is charged for certain costs related to drilling and production operations, which are required to be capitalized for federal income tax purposes. These costs are treated as capital contributions. In addition, Texland Properties - 1981 and Texland Petroleum, L.P. currently hold 38.75 units and 6 units, respectively. These investments as a limited partner are reported with other limited partners’ capital in the accompanying financial statements.

Payments to Managing General Partner

The Partnership was charged $191,272, $160,482 and $170,090 in 2004, 2003 and 2002, respectively, for technical and accounting services performed by employees of the managing general partner. These charges are included in intangible development costs, production expenses and fees to managing general partner.

Item 14 - Principal Accountant Fees and Services

Sproles Woodard L.L.P. audited the Partnership’s financial statements for the three years ended December 31, 2002. Sproles Woodard L.L.P. performed audit and tax services for the Partnership during the period of their engagement. As described under Item 9 of this Annual Report on Form 10-K, Sproles Woodard L.L.P. resigned in January 2004, and at that time, the Partnership engaged Weinstein Spira & Company PC as our independent auditors. On May 4, 2005; Weinsten Spira & Company P.C. resigned and Weaver and Tidwell L.L.P. were engaged as our independent auditors.

Weaver and Tidwell L.L.P. and Weinstein Spira & Company P.C. were engaged to perform audit services only.

The following table sets forth the aggregate fees for professional services rendered to Texland Drilling Program-1981, Ltd. for the years 2004 and 2003 by the accounting firm of Weinsten Spira & Company, and Sproles Woodard L.L.P.

Type of Fee	2004	2003	2002
Audit	15,336	18,075	18,631
Audit Related	8,800
Tax	3,800	5,045	4,860
Other

The General Partners of Texland Drilling Program-1981, Ltd. fulfill the responsibilities of an audit committee and have established policies and procedures for the approval of audit services and permitted non-audit services. The General Partners approved the engagement of Weaver and Tidwell L.L.P., Weinstein Spira & Company PC and Sproles Woodard L.L.P. for the performance of audit and tax services for the years 2004, 2003, and 2002.

Item 15 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)1 and (a)2 Financial Statement and Financial Statement Schedules

See Index to Financial Statements on Page 14 of this report.

(a)3 Item 601 (Reg. S-K) Exhibits:

None

(a) Exhibits:

(31)	Certification by CEO & CFO Pursuant to Rule 13a-14(a)/15d-14(a).

(32)	Certification by CEO & CFO Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

Item 9:	Change in Registrant’s Certifying Accountant
On January 13, 2004, the Registrant engaged Weinstein Spira & Company P.C. as it’s independent auditors for the fiscal year ending December 31, 2003.

Item 9:	Change in Registrant’s Certifying Account
On May 4, 2005, the Registrant engaged Weaver & Tidwell as it’s independent auditors for the fiscal year ending December 31, 2004.

(c) Item 601 (Reg. S-K) Exhibits:

None

(d) Other Financial Statements and Financial Statement Schedules:

Not applicable.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXLAND DRILLING PROGRAM-1981, LTD.

        Registrant

By	/s/ M. E. Chapman
M. E. Chapman, Vice President - Finance
	Texland Petroleum, L.P.	Date June 20, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ R. J. Schumacher
R. J. Schumacher, Vice President
	Texland Petroleum, L.P.	Date June 20, 2005

By	/s/ J. N. Namy
J. N. Namy, President & C.E.O.
	Texland Petroleum, L.P.	Date June 20, 2005

By	/s/ J. H. Wilkes
J. H. Wilkes, President & C.O.O.
	Texland Petroleum, L.P.	Date June 20, 2005

TEXLAND DRILLING PROGRAM - 1981, LTD.

Fort Worth, Texas

ANNUAL FINANCIAL REPORT

December 31, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM

To the Partners

Texland Drilling Program-1981, Ltd.

Fort Worth, Texas

We have audited the accompanying balance sheet of Texland Drilling Program-1981, Ltd. (the Partnership) as of December 31, 2004, and the related statements of income, partners’ capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the Standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2004 financial statements referred to above present fairly, in all material respects, the financial position of Texland Drilling Program-1981, Ltd. as of December 31, 2004 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas

May 31, 2005

Independent Auditors’ Report

To the Partners

Texland Drilling Program - 1981, Ltd.

Fort Worth, Texas

We have audited the accompanying Balance Sheet of Texland Drilling Program-1981, Ltd. (the Partnership) as of December 31, 2003, and the related Statements of Income, Partners’ Capital and Cash Flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The 2002 and 2001 financial statements of Texland Drilling Program-1981, Ltd. were audited by other auditors, whose reported Dated March 17, 2003, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United Stated of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texland Drilling Program-1981, Ltd. as of December 31, 2003, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

WEINSTEIN SPIRA & COMPANY, P.C.

Houston, Texas

March 19, 2004

Independent Auditors’ Report

To the Partners

Texland Drilling Program - 1981, Ltd.

Fort Worth, Texas

We have audited the accompanying statements of income, partners’ capital and cash flows of Texland Drilling Program-1981, Ltd. (the Partnership) for the year ended December 31, 2002. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the results of operations, changes in partners’ capital and cash flows of Texland Drilling Program-1981, Ltd. for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

Sproles Woodard L.L.P.

Fort Worth, Texas

March 17, 2003

TEXLAND DRILLING PROGRAM - 1981, LTD.

BALANCE SHEETS

	December 31,
	2004	2003
ASSETS
Current Assets
Cash and cash equivalents	$91,885	$52,124
Accounts receivable:
Trade	178,470	136,491
Managing general partner	6,540	1,257

Total Current Assets	276,895	189,872

Property and Equipment, Proved (Successful Efforts Method)
Intangible development costs	7,382,739	7,346,495
Lease and well equipment	4,320,278	4,301,178
Producing leaseholds	161,495	161,495

	11,864,512	11,809,168

Less: Accumulated depreciation, depletion and amortization	10,289,208	10,178,875

	1,575,304	1,630,293

Total Assets	$1,852,199	$1,820,165

LIABILITIES
Current Liabilities
Accounts payable - Managing General Partner	$57,949	$42,180

Total Current Liabilities	57,948	42,180
Asset Retirement Liability	186,014	172,235

Total Liabilities	243,963	214,415

PARTNERS’ CAPITAL
Limited Partners - 2,425 units outstanding	1,158,090	1,160,236

General Partners	450,146	445,514

	1,608,236	1,605,750

Total Liabilities and Partners’ Capital	$1,852,199	$1,820,165

See notes to financial statements.

TEXLAND DRILLING PROGRAM - 1981, LTD.

STATEMENTS OF INCOME

	For the Year Ended December 31,
	2004	2003	2002
Revenue
Oil and gas sales	$1,742,227	$1,477,840	$1,245,208
Interest income	615	534	293
Gain on sale of assets		1,257	14,961

	1,742,842	1,479,631	1,260,462

Operating Expenses
Production expense	505,250	478,731	543,400
Depreciation, depletion and amortization	110,332	120,305	144,513
Fees to Managing General Partner	120,000	91,500	93,000
Severance tax	89,796	77,883	62,967
Other	34,864	31,747	28,412
Accretion expense	13,779	12,758

	874,021	812,924	872,292

Income before Change in Accounting Principle	868,821	666,707	388,170

Cumulative Effect of Change in Accounting Principle		214,257

Net Income	$868,821	$880,964	$388,170

Allocation of Net Income
Limited partners	$410,104	$227,971	$166,128
General partners	458,717	652,993	222,042

	$868,821	$880,964	$388,170

Net Income Per $5,000 Limited Partner Unit (2,425 Units Outstanding)

Net income per limited partner unit before change in accounting principle	$169	$127	$69
Cumulative effect of change in accounting principle		(33)

Net income per limited partner unit	$169	$94	$69

See notes to financial statements.

TEXLAND DRILLING PROGRAM - 1981, LTD.

STATEMENTS OF PARTNERS’ CAPITAL

For the Years Ended December 31, 2004, 2003 and 2002

	Limited Partners	General Partners	Total
Balance - December 31, 2001	$1,241,922	160,314	1,402,236
Partners’ Distributions	(132,162)	(254,400)	(386,562)
Partners’ Contributions		49,896	49,896
Net Income	166,128	222,042	388,170

Balance - December 31, 2002	1,275,888	177,852	1,453,740
Partners’ Distributions	(343,623)	(410,950)	(754,573)
Partners’ Contributions		25,619	25,619
Net Income	227,971	652,993	880,964

Balance - December 31, 2003	1,160,236	445,514	1,605,750
Partners’ Distributions	(412,250)	(480,100)	(892,350)
Partners’ Contributions		26,015	26,015
Net Income	410,104	458,717	868,821

Balance - December 31, 2004	$1,158,090	$450,146	$1,608,236

See notes to financial statements.

TEXLAND DRILLING PROGRAM - 1981, LTD.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2004	2003	2002
Cash Flows From Operating Activities
Net income	$868,821	$880,964	$388,170
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle		(214,257)
Accretion expense	13,779	12,758
Depreciation, depletion and amortization	110,332	120,305	144,513
Gain on sale of assets		(1,257)	(14,961)
(Increase) Decrease in accounts receivable	(47,262)	18,156	(45,083)
Increase (Decrease) in accounts payable	15,769	(14,553)	1,630

Net Cash Provided by Operating Activities	961,439	802,116	474,269

Cash Flows From Investing Activities
Acquisition of property and equipment	(55,343)	(58,494)	(118,964)
Proceeds from sales of assets		1,257	14,961

Net Cash Used in Investing Activities	(55,343)	(57,237)	(104,003)

Cash Flows From Financing Activities
Partners’ contributions	26,015	25,619	49,896
Partners’ distributions	(892,350)	(754,573)	(386,562)

Net Cash Used in Financing Activities	(866,335)	(728,954)	(336,666)

Net Increase in Cash and Cash Equivalents	39,761	15,925	33,600

Cash and Cash Equivalents - Beginning of Year	52,124	36,199	2,599

Cash and Cash Equivalents - End of Year	$91,885	$52,124	$36,199

See notes to financial statements.

TEXLAND DRILLING PROGRAM - 1981, LTD.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2004 and 2003

Note 1 - Organization and Summary of Significant Accounting Policies

Texland Drilling Program - 1981, Ltd. (the “Partnership”) was organized as a limited partnership on July 20, 1981, for the purpose of engaging in oil and gas exploration and production. Texland Properties - 1981, a general partnership, and Texland Petroleum, L.P. are the general partners. The managing general partner is Texland Petroleum, L.P. Partnership operations are conducted predominately in West Texas.

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

Property and Equipment

The Partnership uses the successful efforts method of accounting for oil and gas producing activities. Costs incurred for the acquisition of producing and non-producing leaseholds are capitalized. Costs of intangible development and lease and well equipment incurred to drill and equip successful exploratory and development wells are capitalized. Costs to drill and equip unsuccessful exploratory wells are charged to operations while costs of unsuccessful development wells remain capitalized. Costs to carry unproved properties and geophysical costs are expensed. Costs associated with uncompleted wells are capitalized as wells-in-progress.

On the sale or retirement of a complete unit of a proved property, the cost and the related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in income.

TEXLAND DRILLING PROGRAM - 1981, LTD.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2004 and 2003

Non-producing Leaseholds

Costs of non-producing properties are charged to expense at such time as they are deemed to be impaired, based upon periodic assessments of such costs.

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

Statement of Cash Flows

For purposes of these statements, the Partnership considers cash on deposits and highly liquid money market funds as cash and cash equivalents.

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

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported revenues and expenses during the reporting period. Actual results could differ from those estimates. The estimation of oil and gas reserves is inherently imprecise and may change materially in the near term.

TEXLAND DRILLING PROGRAM - 1981, LTD.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2004 and 2003

Note 2 - Costs Incurred in Oil and Gas Producing Activities

The following summarizes the Partnership’s costs incurred in its oil and gas activities, all of which were conducted within the United States, for the years ended December 31:

	Lease Acquisition Costs		Development Costs
	Expensed	Capitalized	Expensed	Capitalized
2004			$286	$55,343
2003			233	58,492
2002			233	118,964

Note 3 - Acquisition of Non-producing Properties

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

Note 4 - Contributions by General Partners

Under terms of the Partnership agreement, Texland Properties - 1981 is charged for certain costs related to drilling and production operations, which are required to be capitalized for federal income tax purposes. These costs are treated as capital contributions. In addition, Texland Properties - 1981 and Texland Petroleum, L.P. currently hold 38.75 units and 6 units, respectively. These investments as a limited partner are reported with other limited partners’ capital in the accompanying financial statements.

Note 5 - Payments to Managing General Partner

The Partnership was charged $191,272, $160,482 and $170,090 in 2004, 2003 and 2002, respectively, for technical and accounting services performed by employees of the managing general partner. These charges are included in intangible development costs, production expenses and fees to managing general partner.

Supervisory fees charged to the Partnership by the managing general partner for drilling and operating the partnership wells were $172,424, $151,004 and $152,559 in 2004, 2003 and 2002, respectively, and are included in intangible development costs and production expenses.

These charges are allocated between the general and limited partners based upon applicable revenue and expense sharing rates.

TEXLAND DRILLING PROGRAM - 1981, LTD.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2004 and 2003

Note 6 - Major Purchasers

Purchasers, which accounted for 10% or more of the Partnership’s sales, were as follows:

	2004	2003	2002
Conoco Phillips	61%	55%	56%
Sun Partners Marketing and Terminals, L.P.	20%	22%	10%
Occidental Premium, Ltd.	19%	22%
BP American Production Co.			20%
Calpine Producer Services, L.P.			10%

	100%	99%	96%

Texland Petroleum, L.P. receives substantially all revenues directly from the purchasers and subsequently disburses these revenues to interest owners. Substantially all trade accounts receivable were due from Texland Petroleum, L.P. at December 31, 2004 and 2003 for oil and gas sales to the above purchasers.

Note 7 – Asset Retirement Obligations

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

TEXLAND DRILLING PROGRAM - 1981, LTD.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2004 and 2003

The pro forma effects of the application of SFAS No. 143 as if the statement had been adopted on January 1, 2002 are presented below:

	Years Ended December 31,
	2003	2002
Net income as reported	$880,964	$388,170
Change in depreciation, depletion and amortization		(16,718)
Cumulative effect of accounting change	(214,257)

Pro forma net income	666,707	371,452
Less: General partner pro forma income	359,424	211,112

Pro forma net income applicable to limited partners	$307,283	$160,340

Pro forma net income per $5,000 limited partner unit	$127	$66
Net income per $5,000 limited partner unit as reported	$94	$69

The following table describes the changes in the Partnership’s asset retirement obligations for the years ended 2003 and 2004:

	2004	2003
Asset retirement obligation, beginning of year	$172,235	$159,477
Liability incurred during the period
Liabilities settled during the period
Revision in estimated cash flows
Accretion expense	13,779	12,758

Asset retirement obligation, end of year	$186,014	$172,235

Note 8 - Reconciliation of Book-Tax Reporting Differences

Although the Partnership’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, its books and records are maintained on the basis of accounting used for federal income tax purposes.

TEXLAND DRILLING PROGRAM - 1981, LTD.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2004 and 2003

	Limited Partners	General Partners	Total
Net Income Differences for 2004:
Net income for financial reporting purposes	$410,104	$458,717	$868,821

Expenses for federal income tax purposes, capitalized for financial reporting purposes	(36,243)		(36,243)

(Excess) Deficiency of depreciation, depletion and amortization expense for financial reporting purposes over amounts for federal income tax purposes	83,036	(10,423)	72,613

Additional income (loss) for federal income tax purposes	46,793	(10,423)	36,370

Net income for federal income tax purposes	$456,897	$448,294	$905,191

Partners’ Capital Differences:

Partners’ capital at December 31, 2004, for financial reporting purposes	$1,158,090	$450,146	$1,608,236

Additional income (loss) for federal income tax purposes:

2004	46,793	(10,423)	36,370
2003	131,934	(303,210)	(171,276)
2002	22,693	(7,866)	14,827
2001	(1,649)	37,048	35,399
2000	71,096	19,652	90,748
1999	96,076	20,149	116,225
1998	773,151	510,714	1,283,865
1997 and prior	(1,057,518)	(454,310)	(1,511,828)

Investment tax credit basis reduction not recognized for financial reporting purposes		(38,802)	(38,802)

Partners’ capital December 31, 2004, for federal income tax purposes	$1,240,666	$223,098	$1,463,764

TEXLAND DRILLING PROGRAM - 1981, LTD.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2004 and 2003

Note 9 - Supplemental Oil and Gas Information (Unaudited)

Proved Oil and Gas Reserves

The following table summarizes the Partnership’s net ownership interests in estimated quantities of proved oil and gas reserves and changes in net proved reserves, all of which are located in the continental United States.

	For the Years Ended December 31,
	2004		2003		2002
	Oil (Mbbls)	Gas (Mmcf)	Oil (Mbbls)	Gas (Mmcf)	Oil (Mbbls)	Gas (Mmcf)
Net proved reserves at beginning of year	364	1,191	359	1,257	285	926
Production	(37)	(89)	(39)	(105)	(43)	(143)
Extensions and discoveries
Revisions	31	(29)	44	39	117	474

Net proved reserves at end of year	358	1,073	364	1,191	359	1,257

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

TEXLAND DRILLING PROGRAM - 1981, LTD.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2004 and 2003

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

TEXLAND DRILLING PROGRAM - 1981, LTD.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2004 and 2003

The following table summarizes the Partnership’s standardized measure of discounted future net cash flows of its ownership interests in proved oil and gas reserves and changes in the standardized measure of discounted future net cash flows:

	As of December 31,
	2004	2003	2002
	(in thousands)
Future cash inflows	$16,734	$13,924	$13,257
Future production costs	(6,187)	(5,718)	(5,244)
Future development cost	(30)		(33)

	10,517	8,206	7,980

10% annual discount factor	(4,983)	(3,599)	(3,479)

Standardized measure of discounted future net cash flows	$5,534	$4,607	$4,501

The following table summarizes the changes in the Partnership’s standardized measure of discounted future net cash flows:

	For the Years Ended December 31,
	2004	2003	2002
	(in thousands)
Oil and gas sales, net of production costs	$(1,147)	$(922)	$(639)
Net change in prices and production costs	1,189	158	2,024
Extensions and discoveries
Revisions of previous quantity estimates	517	734	2,758
Changes in production rates, timing and other	(77)	(314)	(1,236)
Change in development costs	(16)
Accretion of discount	461	450	145

Change in present value of future net revenues	927	106	3,052

Balance, beginning of year	4,607	4,501	1,449

Balance, end of year	$5,534	$4,607	$4,501