Form 10-Q
period 2005-03-31
TEXLAND DRILLING PROGRAM 1981
filed 2005-10-11
CIK 352507

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2005

Commission File Number 2-71865

TEXLAND DRILLING PROGRAM-1981, LTD.

(Name of Registrant)

TEXAS	75-1791491.
(State of Organization)	(I.R.S. Employer Identification No.)

777 Main Street, Suite 3200
Fort Worth, Texas	76102.
(Address of Executive Offices)	Zip Code

Registrant’s Telephone Number (817) 336-2751

Securities registered pursuant to Section 12(b) of the Act:

2425 Units of Limited Partnership Interest	None.
(Title of Class)	(Voting Units)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Texland Drilling Program-1981, Ltd.

Index To Financial Statements

Reference Page

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Balance Sheets

March 31, 2005 and December 31, 2004

	03/31/05	12/31/04
	(Unaudited)
ASSETS
Current Assets
Cash	$89,361	$91,885
Accounts receivable - trade	189,874	178,470
Accounts receivable - managing general partner	—	6,540

	279,235	276,895

Property and Equipment, at Cost (Successful Efforts Method)
Intangible development costs	7,391,717	7,382,738
Lease and well equipment	4,331,949	4,320,278
Producing leaseholds	161,495	161,495

	11,885,162	11,864,512
Accumulated depreciation, depletion and amortization	(10,312,362)	(10,289,208)

	1,572,799	1,575,304

Total Assets	$1,852,034	$1,852,199

LIABILITIES
Current Liabilities
Accounts payable - managing general partner	$50,910	$57,949

Total Current Liabilities	50,910	57,949

Asset retirement liability	188,745	186,014

Total Liabilities	239,655	243,963

PARTNERS’ CAPITAL
Limited partners - 2,425 units outstanding	1,156,087	1,158,090
General partners	456,292	450,146

	1,612,379	1,608,236

Total Liabilities and Partners’ Capital	$1,852,034	$1,852,199

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenue
Oil and gas sales	$468,207	$415,819
Interest income	263	106

	468,470	415,925

Operating Expenses
Fees to managing general partner	33,563	22,875
Production expense	115,274	118,431
Severance tax	23,832	22,444
Depreciation, depletion and amortization	22,779	27,405
Other	2,758	17,585
Accretion expense	2,731	3,445

	200,937	212,185

Net Income	$267,534	$203,740

Allocation of Net Income
Limited partners	$130,160	$91,381
General partners	137,374	112,359

	$267,534	$203,740

Net Income per $5,000 Limited Partner (2,425 Units Outstanding)

Net income per limited partner unit	$53.67	$37.68

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Statements of Partners’ Capital

Three Months Ended March 31, 2005

(Unaudited)

	Limited Partners	General Partners	Total
Balance at December 31, 2004	$1,158,090	$450,146	$1,608,236
Partners’ distributions	(132,163)	(142,900)	(275,063)
Partners’ contributions	—	11,671	11,671
Net income	130,160	137,374	267,534

Balance at March 31, 2005	$1,156,087	$456,292	$1,612,379

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Statements of Cash Flow

Three Months Ended March 30, 2005 and 2004

(Unaudited)

	2005	2004
Operating Activities
Net income	$267,534	$203,740

Adjustments to reconcile net income to net cash provided by operating activities:
Accretion expense	2,731	3,445
Depreciation, depletion and amortization	22,779	27,405
(Increase) decrease in accounts receivable	(4,864)	(44,755)
(Decrease) increase in accounts payable	(7,039)	22,731
Other	375	—

	13,983	8,826

Net cash provided by operating activities	281,517	212,566

Investing Activities
Acquisition of property and equipment	(20,650)	(4,845)

Net cash used in investing activities	(20,650)	(4,845)

Financing Activities
Partners’ contributions	11,671	2,830
Partners’ distributions	(275,063)	(169,200)

Net cash used in financing activities	(263,392)	(166,370)

Net Change in Cash	(2,524)	41,351
Cash - beginning of year	91,885	52,124

Cash - End of Quarter	$89,361	$93,475

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Notes To Financial Statements

March 31, 2005

(Unaudited)

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

In the opinion of management, all adjustments (consisting of normal occurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the entire year.

The Partnership’s accounting policies are summarized below:

Basis of Accounting

The Partnership maintains its financial records on the income tax basis. The financial statements are presented in accordance with accounting principles generally accepted in the United States of America.

Revenue Recognition

Revenues associated with the production of oil and gas properties in which we have an interest are based on volumes produced during the period.

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

March 31, 2005

(Unaudited)

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

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Notes To Financial Statements (Continued)

March 31, 2005

(Unaudited)

2. Contributions By General Partner

Under terms of the Partnership Agreement, the General Partner is charged for certain costs related to drilling and production operations which are required to be capitalized for federal income tax purposes. These costs are treated as capital contributions by the General Partner. In addition, Texland Properties-1981 and Texland Petroleum, L.P. initially invested in limited partnership units in the amount of $95,000 and $30,000 respectively.

3. Payments To Managing General Partner

In consideration of its management services rendered, the Managing General Partner is entitled to charge management fees to the Partnership. In addition, for the three months ended March 31, 2005 and March 31, 2004, the Partnership was charged $44,818 and $40,121 respectively for technical services, accounting services, and supervisory services performed by the employees of the Managing General Partner and such charges are included in intangible development costs, production expenses and fees to Managing General Partner. These charges are allocated between the General and Limited Partners based upon applicable revenue and expense sharing rates.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Item 2. Management’s Discussion And Analysis of Financial Condition and Results of Operaations

Risk Factors and Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

Certain information included in this report contain certain statements that may constitute forward-looking statements within the meaning of Securities and Exchange regulations. Such forward-looking statements are based upon the current expectations of Texland Drilling Program-1981, Ltd. and speak only as of the date made.

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

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Reserve revisions in turn may cause adjustments in the units-of-production depreciation and depletion rates, the estimates of potential impairment of carrying value, and the supplemental disclosure of standardized measure of discounted future net cash flows relating to oil and gas producing activities. The Partnership cannot predict what reserve revisions may be required in future periods.

Financial Results

The Partnership’s average price received per barrel of oil for the first quarter of 2005 was 42.95 as compared to $31.23 for the first quarter of 2004. The increase in the price of oil was offset by normal and expected declines in oil and gas production which reduced the positive impact on sales of the increase in average oil prices. Gas sales, which represent approximately 20% of total oil and gas sales, declined by 28%. Gas sales are primarily short-term contracts which can vary widely from month to month.

Fees to the managing general partner increased by 47% in 2005, and increased by 31% in 2004 due to discretionary changes in fees charged by the General Partner. Such changes are within the allowable fees specified by the provisions of the Partnership Agreement.

Operating expenses have remained stable with a change of less than 3%.

Depreciation, depletion and amortization for the first quarter of 2005 was $22,779 as compared to $27,405 for the first quarter of 2004. Changes in depreciation and depletion for 2005 are due primarily to normal expected decline in oil and gas production.

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

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Part II. Other Information

Items 1,2,3,4 and 5 are not applicable and have been omitted.

Item 6

(a)	Exhibits:

31	Certification by CEO & CFO Pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification by CEO & CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXLAND DRILLING PROGRAM-1981, LTD.
Registrant

By	/s/ M. E. Chapman.
M. E. Chapman, Vice President – Finance
	Texland Petroleum, L.P.	Date October 11, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ R. J. Schumacher.
R. J. Schumacher, Chairman of the Board
	Texland Petroleum, L.P.	Date October 11, 2005

By	/s/ J. N. Namy.
J. N. Namy, President & C.E.O.
	Texland Petroleum, L.P.	Date October 11, 2005

By	/s/ J. H. Wilkes.
J. H. Wilkes, President & C.O.O.
	Texland Petroleum, L.P.	Date October 11, 2005