Form 10-Q
period 2005-06-30
TEXLAND DRILLING PROGRAM 1981
filed 2005-11-09
CIK 352507

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2005

Commission File Number 2-71865

TEXLAND DRILLING PROGRAM-1981, LTD.

(Name of Registrant)

TEXAS	75-1791491.
(State of Organization)	(I.R.S. Employer Identification No.)

777 Main Street, Suite 3200 Fort Worth, Texas	76102.
(Address of Executive Offices)	Zip Code

Registrant’s Telephone Number (817) 336-2751

Securities registered pursuant to Section 12(b) of the Act:

2,425 Units of Limited Partnership Interest	None.
(Title of Class)	(Voting Units)

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

Texland Drilling Program-1981, Ltd.

Index To Financial Statements

Reference Page

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Balance Sheets

June 30, 2005 and December 31, 2004

	06/30/05	12/31/04
	(Unaudited)
ASSETS
Current Assets
Cash	$96,769	$91,885
Accounts receivable - trade	206,326	178,470
Accounts receivable - managing general partner	—	6,540

	303,095	276,895

Property and Equipment, at Cost (Successful Efforts Method)
Intangible development costs	7,397,758	7,382,738
Lease and well equipment	4,342,003	4,320,278
Producing leaseholds	161,495	161,495

	11,901,256	11,864,511
Accumulated depreciation, depletion and amortization	(10,334,232)	(10,289,208)

	1,567,024	1,575,303

Total Assets	$1,870,119	$1,852,198

LIABILITIES
Current Liabilities
Accounts payable - managing general partner	$76,243	$57,948

Total Current Liabilities	76,243	57,948

Asset retirement liability	191,477	186,014

Total Liabilities	267,720	243,962

PARTNERS’ CAPITAL
Limited partners - 2,425 units outstanding	1,138,150	1,158,090
General partners	464,249	450,146

	1,602,399	1,608,236

Total Liabilities and Partners’ Capital	$1,870,119	$1,852,198

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue
Oil and gas sales	$506,586	$389,342	$974,793	$805,161
Interest income	288	118	551	224

	506,874	389,460	975,344	805,385

Operating Expenses
Fees to managing general partner	30,888	30,000	64,451	52,875
Production expense	130,013	115,455	245,287	223,886
Severance tax	25,956	19,566	49,786	42,010
Depreciation, depletion and amortization	21,870	28,634	44,649	56,039
Other	23,413	13,834	26,171	31,419
Accretion expense	2,731	3,445	5,462	6,890

	234,871	210,934	435,807	413,119

Net Income	$272,003	$178,526	$539,538	$392,266

Allocation of Net Income
Limited partners	$121,501	$80,361	$251,660	$171,742
General partners	150,502	98,165	287,878	210,524

	$272,003	$178,526	$539,538	$382,266

Net Income per $5,000 Limited Partner (2,425 Units Outstanding)

Net income per limited partner unit	$50.10	$33.14	$103.78	$70.82

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Statements of Partners’ Capital

Six Months Ended June 30, 2005

(Unaudited)

	Limited Partners	General Partners	Total
Balance at December 31, 2004	$1,158,090	$450,146	$1,608,236
Partners’ distributions	(271,600)	(295,500)	(567,100)
Partners’ contributions	—	21,725	21,725
Net income	251,660	287,878	539,538

Balance at June 30, 2005	$1,138,150	$464,249	$1,602,399

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Statements of Cash Flow

Six Months Ended June 30, 2005 and 2004

(Unaudited)

	2005	2004
Operating Activities
Net income	$539,538	$382,266

Adjustments to reconcile net income to net cash provided by operating activities:
Accretion expense	5,462	6,890
Depreciation, depletion and amortization	44,649	56,039
(Increase) decrease in accounts receivable	(21,316)	(29,970)
(Decrease) increase in accounts payable	18,295	10,413
Other	375	—

	47,465	43,372

Net cash provided by operating activities	587,003	425,638

Investing Activities
Acquisition of property and equipment	(36,744)	(27,411)

Net cash used in investing activities	(36,744)	(27,411)

Financing Activities
Partners’ contributions	21,725	13,920
Partners’ distributions	(567,100)	(393,263)

Net cash used in financing activities	(545,375)	(379,343)

Net Change in Cash	4,884	18,884
Cash - beginning of year	91,885	52,124

Cash - End of Quarter	$96,769	$71,008

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Notes to Financial Statements

June 30, 2005

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

In the opinion of management, all adjustments (consisting of normal occurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the entire year.

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

June 30, 2005

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

June 30, 2005

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

3. Payments To Managing General Partner

In consideration of its management services rendered, the Managing General Partner is entitled to charge management fees to the Partnership. In addition, for the three and six months ended June 30, 2005 and June 30, 2004, the Partnership was charged $44,818 and $89,636 and $40,121 and $80,242 respectively for technical services, accounting services, and supervisory services performed by the employees of the Managing General Partner and such charges are included in intangible development costs, production expenses and fees to Managing General Partner. These charges are allocated between the General and Limited Partners based upon applicable revenue and expense sharing rates.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Item 2. Management’s Discussion And Analysis of Financial Condition and Results of Operations

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

Financial Results

The Partnership’s average price received per barrel of oil for the second quarter of 2005 was $45.07 as compared to $35.73 for the second quarter of 2004. The average price for the six months ended June 30, 2005 and 2004 was $44.01 and $32.60 respectively. The increase in the price of oil was offset by normal and expected declines in oil and gas production which reduced the positive impact on sales of the increase in average oil prices. Gas sales, which represent approximately 20% of total oil and gas sales, declined by 28%. Gas sales are primarily short-term contracts which can vary widely from month to month.

Fees to the managing general partner increased by 22% in 2005 due to discretionary changes in fees charged by the General Partner. Fees for the year of 2004 were $120,000. Projected fees for the year of 2005 will be $123,500. Such changes are within the allowable fees specified by the provisions of the Partnership Agreement.

Operating expenses have increased for the second quarter of 2005, and the six months of 2005, due to an increase in remedial workover activity on one of the oil properties in which the Partnership has a significant interest. In addition, there has been a general increase in operating costs due to increased labor and material costs.

Depreciation, depletion and amortization for the three months and six months ended June 30, 2005 and 2004 were $22,779 and $27,405 and $21,870 and $28,634 respectively. Changes in depreciation and depletion for 2005 are due primarily to normal expected decline in oil and gas production.

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

TEXLAND DRILLING PROGRAM-1981, LTD.
Registrant

By	/s/ M. E. Chapman.
M. E. Chapman, Vice President - Finance
	Texland Petroleum, L.P.	Date November 9, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ R. J. Schumacher.
R. J. Schumacher, Chairman of the Board
	Texland Petroleum, L.P.	Date November 9, 2005

By	/s/ J. N. Namy.
J. N. Namy, President & C.E.O.
	Texland Petroleum, L.P.	Date November 9, 2005

By	/s/ J. H. Wilkes.
J. H. Wilkes, President & C.O.O.
	Texland Petroleum, L.P.	Date November 9, 2005