Form 10-Q
period 2005-09-30
TEXLAND DRILLING PROGRAM 1981
filed 2005-12-06
CIK 352507

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2005	Commission File Number 2-71865

TEXLAND DRILLING PROGRAM-1981, LTD.

(Name of Registrant)

TEXAS	75-1791491
(State of Organization)	(I.R.S. Employer Identification No.)

777 Main Street, Suite 3200 Fort Worth, Texas	76102
(Address of Executive Offices)	Zip Code

Registrant’s Telephone Number (817) 336-2751

Securities registered pursuant to Section 12(b) of the Act:

2,425 Units of Limited Partnership Interest	None
(Title of Class)	(Voting Units)

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

Texland Drilling Program-1981, Ltd.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Balance Sheets

September 30, 2005 and December 31, 2004

	09/30/05	12/31/04
	(Unaudited)
ASSETS
Current Assets
Cash	$121,088	$91,885
Accounts receivable – trade	247,801	178,470
Accounts receivable – managing general partner	—	6,540

	368,889	276,895

Property and Equipment, at Cost (Successful Efforts Method)
Intangible development costs	7,401,700	7,382,738
Lease and well equipment	4,347,157	4,320,278
Producing leaseholds	161,495	161,495

	11,910,352	11,864,511
Accumulated depreciation, depletion and amortization	(10,363,576)	(10,289,208)

	1,546,776	1,575,303

Total Assets	$1,915,665	$1,852,198

LIABILITIES
Current Liabilities
Accounts payable – managing general partner	$56,296	$57,948

Total Current Liabilities	56,296	57,948

Asset retirement liability	194,208	186,014

Total Liabilities	250,504	243,962

PARTNERS’ CAPITAL
Limited partners – 2,425 units outstanding	1,193,780	1,158,090
General partners	471,381	450,146

	1,665,161	1,608,236

Total Liabilities and Partners’ Capital	$1,915,665	$1,852,198

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue
Oil and gas sales	$618,592	$469,730	$1,593,386	$1,274,891
Interest income	277	146	828	370

	618,869	469,876	1,594,214	1,275,261

Operating Expenses
Fees to managing general partner	29,550	33,563	94,000	86,438
Production expense	136,180	123,467	381,467	357,353
Severance tax	31,615	24,139	81,402	66,149
Depreciation, depletion and amortization	29,344	28,787	73,993	84,826
Other	6,353	1,619	32,524	33,038
Accretion expense	2,731	3,444	8,194	10,334

	235,773	215,019	671,580	638,138

Net Income	$383,096	$254,857	$922,634	$637,123

Allocation of Net Income
Limited partners	$190,218	$124,930	$441,878	$296,672
General partners	192,878	129,927	480,756	340,451

	$383,096	$254,857	$922,634	$637,123

Net Income per $5,000 Limited Partner (2,425 Units Outstanding)

Net income per limited partner unit	$78.44	$51.52	$182.22	$122.34

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Statements of Partners’ Capital

Nine Months Ended September 30, 2005

(Unaudited)

	Limited Partners	General Partners	Total
Balance at December 31, 2004	$1,158,090	$450,146	$1,608,236
Partners’ distributions	(406,188)	(486,400)	(892,588)
Partners’ contributions	—	26,879	26,879
Net income	441,878	480,756	922,634

Balance at September 30, 2005	$1,193,780	$471,381	$1,665,161

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Statements of Cash Flow

Nine Months Ended September 30, 2005 and 2004

(Unaudited)

	2005	2004
Operating Activities
Net income	$922,634	$637,123

Adjustments to reconcile net income to net cash provided by operating activities:
Accretion expense	8,194	10,334
Depreciation, depletion and amortization	73,993	84,826
(Increase) decrease in accounts receivable	(62,791)	(57,218)
(Decrease) increase in accounts payable	(1,652)	25,749
Other	375	—

	18,118	63,691

Net cash provided by operating activities	940,752	700,814

Investing Activities
Acquisition of property and equipment	(45,841)	(42,212)

Net cash used in investing activities	(45,841)	(42,212)

Financing Activities
Partners’ contributions	26,879	15,897
Partners’ distributions	(892,588)	(626,400)

Net cash used in financing activities	(865,709)	(610,503)

Net Change in Cash	29,203	48,099
Cash – beginning of year	91,885	52,124

Cash – End of Quarter	$121,088	$100,223

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Notes to Financial Statements

September 30, 2005

(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

Texland Drilling Program – 1981, Ltd. (the “Partnership”) was organized as a limited partnership on July 20, 1981, for the purpose of engaging in oil and gas exploration and production. Texland Properties – 1981, a general partnership, and Texland Petroleum, L.P. are the general partners. The managing general partner is Texland Petroleum, L.P. Partnership operations are conducted predominately in West Texas.

The Partnership shall continue in existence, unless terminated sooner through the occurrence of a final terminating event as defined by the Partnership agreement, until December 31, 2006, as extended through approval by the limited partners owning a majority of aggregate Partnership subscriptions.

In the opinion of management, all adjustments (consisting of normal occurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the entire year.

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

September 30, 2005

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

September 30, 2005

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

In consideration of its management services rendered, the Managing General Partner is entitled to charge management fees to the Partnership. In addition, for the three and nine months ended September 30, 2005 and September 30, 2004, the Partnership was charged $47,818 and $143,454 and $40,121 and $120,363 respectively for technical services, accounting services, and supervisory services performed by the employees of the Managing General Partner and such charges are included in intangible development costs, production expenses and fees to Managing General Partner. These charges are allocated between the General and Limited Partners based upon applicable revenue and expense sharing rates.

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

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

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

Financial Results

The Partnership’s average price received per barrel of oil for the third quarter of 2005 was $55.98 as compared to $38.96 for the third quarter of 2004. The average price for the nine months ended September 30, 2005 and 2004 was $48.01 and $34.72 respectively. The increase in the price of oil was offset by normal and expected declines in oil and gas production which reduced the positive impact on sales of the increase in average oil prices. Gas sales, which represent approximately 17% of total oil and gas sales, increased by 8%. Gas sales are primarily short-term contracts which can vary widely from month to month.

Fees to the managing general partner increased by 9% in 2005 due to discretionary changes in fees charged by the General Partner. Fees for the year of 2004 were $120,000. Fees for the year of 2005 will be $123,500. Such changes are within the allowable fees specified by the provisions of the Partnership Agreement.

Operating expenses have increased for the third quarter of 2005, and the nine months of 2005, due to an increase in remedial workover activity on one of the oil properties in which the Partnership has a significant interest. In addition, there has been a general increase in operating costs due to increased labor and material costs.

Depreciation, depletion and amortization for the three months and nine months ended September 30, 2005 and 2004 were $29,344 and $73,993 and $28,787 and $84,826 respectively. Changes in depreciation and depletion for 2005 are due primarily to normal expected decline in oil and gas production volumes.

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

TEXLAND DRILLING PROGRAM-1981, LTD.

Registrant

By         /s/ M. E. Chapman                 .

    M. E. Chapman, Vice President – Finance

    Texland Petroleum, L.P.                                                                  Date December 6, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By         /s/ R. J. Schumacher               .

    R. J. Schumacher, Chairman of the Board

    Texland Petroleum, L.P.                                                                  Date December 6, 2005

By         /s/ J. N. Namy                         .

    J. N. Namy, President & C.E.O.

    Texland Petroleum, L.P.                                                                  Date December 6, 2005

By         /s/ J. H. Wilkes                       .

    J. H. Wilkes, President & C.O.O.

    Texland Petroleum, L.P.                                                                  Date December 6, 2005