Form 10-K
period 2005-12-31
TEXLAND DRILLING PROGRAM 1981
filed 2006-04-20
CIK 352507

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the year ended

December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒.

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

This report contains a total of 31 pages.

PART I

Item 1. Business

Texland Drilling Program-1981, Ltd. (a Limited Partnership) was formed on July 20, 1981 with $12,125,000 in aggregate Limited Partnership subscriptions for the purpose of engaging in the exploration for oil and gas. Such exploration has taken place principally in the geological area known as the Texas Permian Basin. The Partnership’s drilling and exploration phase is complete. Development of the Partnership’s properties is also complete; except for possible occasional developmental drilling which may be undertaken to the extent necessary to insure the maximum commercial recovery of reserves. In 2005, the Partnership drilled 4 such developmental wells.

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

Purchasers, which accounted for 10% or more of the Partnership’s sales, were as follows:

	2005	2004	2003
Conoco Phillips	63%	61%	55%
Sun Partners Marketing and Terminals, L.P.	19%	20%	22%
Occidental Premium, Ltd.	18%	19%	22%

	100%	99%	99%

Texland Petroleum, L.P. receives substantially all revenues directly from the purchasers and subsequently disburses these revenues to interest owners. Substantially all trade accounts receivable were due from Texland Petroleum, L.P. at December 31, 2005 and 2004.

The price of oil and gas is affected by world wide supply and demand beyond the Partnership’s control. The monthly average price during the past five years for West Texas Sour (adjusted for gravity and marketing costs), the primary type of Partnership oil, and for the widely available NYMEX benchmark West Texas Intermediate are as follows:

Year	WTS	NYMEX
2001	$22.29	$25.99
2002	$23.88	$26.09
2003	$28.33	$31.08
2004	$37.23	$41.38
2005	$50.33	$56.56

From January 1, 2006 to March 31, 2006, monthly average oil prices of WTS oil ranged from $54.76 to $58.32 and NYMEX ranged from $62.03 to $65.30.

Item 2 - Properties

The Partnership currently has an interest in 269 active gross oil and gas wells, representing 20.57 net wells. Two of the gross wells and 0.64 of the net wells are gas wells and the remainder are oil wells.

The Partnership currently has 261 oil wells included in 8 different enhanced recovery projects operated by Texland Petroleum, L. P. Such enhanced recovery projects are designed to pressurize the oil bearing reservoirs and increase the producing rates, property life and overall ultimate recovery of oil.

Item 3 - Legal Proceedings

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

PART II

Item 5 - Market for Registrant’s Common Equity and Related Stockholder Matters

Omitted. Not applicable.

Item 6 - Selected Financial Data

The following table presents selected financial data for each of the past five years ended December 31, 2005. The data has been derived from the audited financial statements:

TEXLAND DRILLING PROGRAM – 1981, LTD.

SELECTED FINANCIAL INFORMATION

FOR THE YEAR ENDED DECEMBER 31,

	2005	2004	2003	2002	2001
STATEMENT OF INCOME:
Revenues	$2,228,832	$1,742,842	$1,479,631	$1,260,462	$1,327,968
Income before cumulative effect of change in accounting principle	1,248,156	868,821	666,707	388,170	439,820
Cumulative effect of change in accounting principle			214,257	—	—

Net Income	$1,248,156	$868,821	$880,964	$388,170	$439,820

Allocation of Net Income:
Limited Partners	$599,288	$410,104	$227,971	$166,128	$184,865
General Partners	648,868	458,717	652,993	222,042	254,955

	$1,248,156	$868,821	$880,964	$388,170	$439,820

Net Income per $5,000
Limited Partner Units (2,425
Units Outstanding)	$247	$169	$127	$69	$76
Cumulative effect of change in accounting principle			(33)	—	—

	$247	$169	$94	$69	$76

BALANCE SHEET DATA:
Total Assets	$2,091,047	$1,852,199	$1,820,165	$1,510,473	$1,457,338
Total Liabilities	$415,921	$243,963	$214,415	$56,733	$55,102
Partners’ Equity	$1,675,126	$1,608,236	$1,605,750	$1,453,740	$1,402,236

PARTNERSHIP CASH DISTRIBUTIONS
Limited Partner (per $5,000 unit)	$234	$170	$142	$55	$108
General Partner	$665,700	$480,100	$410,950	$254,400	$348,100

See accompanying notes to financial statements.

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

Financial Results

Oil sales increased by 28% and gas sales increased by 31% in 2005 as compared to 2004. The average price of Partnership oil increased by approximately 35% in 2005. The price of gas sold by the Partnership in 2005, which represents approximately 20% of total sales, increased by approximately 30% in 2005. Gas volume sales increased by less than 2% in 2005 as compared to 2004 in the Partnership’s two major gas wells.

Oil and gas sales increased by 24% in 2004 as compared to 2003. The average price of Partnership oil increased by approximately 30% in 2004. The price of gas sold by the Partnership in 2004, which represents approximately 19% of total sales, increased by approximately 15% in 2004.

In addition, normal and expected declines were experienced in the production of existing oil and gas wells in 2005, 2004 and 2003. These declines were somewhat offset by increased production from in-fill developmental oil wells drilled during 2005, 2004 and 2003.

Fees to the managing general partner increased by less than 3% in 2005, and increased by 31% in 2004 due to discretionary changes in fees charged by the General Partner. Such changes are within the allowable fees specified by the provisions of the Partnership Agreement. Fees to the managing general partner decreased by 2% in 2003.

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

Depreciation, depletion and amortization for 2005, 2004, and 2003 were $106,581, $110,332 and $120,305. Changes in depreciation, depletion and amortization for the period 2005 through 2003, were due primarily to the effect that changes in oil and gas prices have on the calculation of estimated future economically recoverable oil and gas reserves; and due to normal expected declines in the recoverable reserves due to production.

On January 1, 2003, the Partnership adopted Statements of Financial Accounting Standard 143, “Accounting for Asset Retirement Obligations”. As a result of such implementation, a gain of $214,257 as cumulative effect adjustment of a change in accounting principle has been reflected in the Statement of Income for 2003. In addition, accretion expense of $10,925, $13,779 and $12,758, respectively, was recorded for 2005, 2004, and 2003.

Production expenses increased by approximately 14% in 2005 as compared to 2004 due to increases in ad valorem taxes and workover activity. Production expenses remained relatively stable in 2004 as compared to 2003. Production expenses decreased by 12% in 2003 as compared to 2002 due a decrease in workover activity.

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

PART III

Item 10 - Directors and Executive Officers of the Registrant

The Partnership has no officers, employees or directors. The background of the General Partners is as follows:

R. J. Schumacher - Age 77, Vice President and Co-Owner of Texland Petroleum, L.P. since May, 1967, has been an independent oil operator involved in drilling and producing operations and the financing of oil and gas prospects, principally in West Texas, Oklahoma and Arkansas. He has served as an executive officer with Texland since its incorporation. For more than ten years prior to becoming an independent oil operator, Mr. Schumacher was the chief financial officer, contract drilling manager and land supervisor for an independent oil and gas drilling contractor and operator. He received a Bachelor of Science in Commerce degree from Texas Christian University in 1950 and a Master in Professional Accounting degree from the University of Texas in 1951.

J. N. Namy - Age 67, President and Chief Executive Officer of Texland Petroleum, L.P., was employed by Texland as a geologist in June 1978. From 1967 to 1970 he was employed by Pan American Petroleum Corp. in the Fort Worth Division. From 1970 to 1978 he taught at Baylor University achieving the rank of Associate Professor. During this time, he served as a consultant for several independent petroleum companies working on exploration and development projects in the Eastern Shelf and the Permian Basin of West Texas and New Mexico, as well as the southern Rockies of New Mexico and Colorado. He received his Bachelor and Master degrees from Western Reserve University in Cleveland, Ohio and his Ph. D. degree from the University of Texas at Austin in 1969. Mr. Namy is a member of the American Association of Petroleum Geologists, Geological Society of America and the Society of Economic Paleontologists and Mineralogists.

J. H. Wilkes - Age 50 President and Chief Operating Officer of Texland Petroleum, L.P., was employed by Texland as a reservoir engineer in August 1984. From 1978 to 1984, he was employed by Sun Exploration and Production Company in Midland and Abilene, Texas. The first three years he served as a production engineer and for the remaining three years he served as a reservoir engineer. He received a Bachelor of Science degree in Petroleum Engineering from Texas A&M University in 1978. He is a member of the Society of Petroleum Engineers, A.I.M.E. and is a registered professional engineer in Texas.

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

Payments to Managing General Partner

The Partnership was charged $191,787, $191,272 and $160,482 in 2005, 2004 and 2003, respectively, for technical and accounting services performed by employees of the managing general partner. These charges are included in intangible development costs, production expenses and fees to managing general partner.

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

The following table sets forth the aggregate fees for professional services rendered to Texland Drilling Program-1981, Ltd. for the years 2005, 2004 and 2003 by the accounting firms of Weaver and Tidwell, LLP and Sproles Woodard L.L.P.

Type of Fee	2005	2004	2003
Audit	22,800	15,336	18,075
Audit Related	12,801	8,800
Tax	6,190	3,800	5,045
Other

The General Partners of Texland Drilling Program-1981, Ltd. fulfill the responsibilities of an audit committee and have established policies and procedures for the approval of audit services and permitted non-audit services. The General Partners approved the engagement of Weaver and Tidwell L.L.P., Weinstein Spira & Company PC and Sproles Woodard L.L.P. for the performance of audit and tax services for the years 2005, 2004, and 2003.

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

TEXLAND DRILLING PROGRAM-1981, LTD.
Registrant

By	/s/ M. E. Chapman.
M. E. Chapman, Vice President - Finance
	Texland Petroleum, L.P.	Date April 20, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ R. J. Schumacher.
R. J. Schumacher, Vice President
	Texland Petroleum, L.P.	Date April 20, 2006

By	/s/ J. N. Namy.
J. N. Namy, President & C.E.O.
	Texland Petroleum, L.P.	Date April 20, 2006

By	/s/ J. H. Wilkes.
J. H. Wilkes, President & C.O.O.
	Texland Petroleum, L.P.	Date April 20, 2006

TEXLAND DRILLING PROGRAM - 1981, LTD.

Fort Worth, Texas

ANNUAL FINANCIAL REPORT

December 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM

To the Partners

Texland Drilling Program-1981, Ltd.

Fort Worth, Texas

We have audited the accompanying balance sheets of Texland Drilling Program-1981, Ltd. (the Partnership) as of December 31, 2005 and 2004, and the related statements of income, partners’ capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texland Drilling Program-1981, Ltd. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas

March 24, 2006

Independent Auditors’ Report

To the Partners

Texland Drilling Program - 1981, Ltd.

Fort Worth, Texas

We have audited the accompanying Balance Sheet of Texland Drilling Program-1981, Ltd. (the Partnership) as of December 31, 2003 (not presented separately herein), and the related Statements of Income, Partners’ Capital and Cash Flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

WEINSTEIN SPIRA & COMPANY, P.C.

Houston, Texas

March 19, 2004

TEXLAND DRILLING PROGRAM - 1981, LTD.

BALANCE SHEETS

	December 31,
	2005	2004
ASSETS

Current Assets
Cash and cash equivalents	$146,656	$91,885
Accounts receivable:
Trade	251,511	178,470
Managing general partner		6,540

Total Current Assets	398,167	276,895

Property and Equipment, Proved (Successful Efforts Method)
Intangible development costs	7,401,880	7,382,739
Lease and well equipment	4,525,294	4,320,278
Producing leaseholds	161,495	161,495

	12,088,669	11,864,512
Less: Accumulated depreciation, depletion and amortization	10,395,789	10,289,208

	1,692,880	1,575,304

Total Assets	$2,091,047	$1,852,199

LIABILITIES

Current Liabilities
Accounts payable - Managing General Partner	$64,639	$57,949

Total Current Liabilities	64,639	57,949

Asset Retirement Liability	351,282	186,014

Total Liabilities	415,921	243,963

Commitments & Contingencies	0	0

PARTNERS’ CAPITAL

Limited Partners - 2,425 units outstanding	1,191,140	1,158,090

General Partners	483,986	450,146

	1,675,126	1,608,236

Total Liabilities and Partners’ Capital	$2,091,047	$1,852,199

See notes to financial statements

TEXLAND DRILLING PROGRAM - 1981, LTD.

STATEMENTS OF INCOME

	For the Year Ended December 31,
	2005	2004	2003
Revenue
Oil and gas sales	$2,227,565	$1,742,227	$1,477,840
Interest income	1,267	615	534
Gain on sale of assets			1,257

	2,228,832	1,742,842	1,479,631

Operating Expenses
Production expense	574,494	505,250	478,731
Depreciation, depletion and amortization	106,581	110,332	120,305
Fees to Managing General Partner	123,550	120,000	91,500
Severance tax	115,121	89,796	77,883
Other	50,005	34,864	31,747
Accretion expense	10,925	13,779	12,758

	980,676	874,021	812,924

Income before Change in Accounting Principle	1,248,156	868,821	666,707

Cumulative Effect of Change in Accounting Principle			214,257

Net Income	$1,248,156	$868,821	$880,964

Allocation of Net Income
Limited partners	$599,288	$410,104	$227,971
General partners	648,868	458,717	652,993

	$1,248,156	$868,821	$880,964

Net Income Per $5,000 Limited Partner Unit (2,425 Units Outstanding)
Net income per limited partner unit before change in accounting principle	$247	$169	$127
Cumulative effect of change in accounting principle			(33)

Net income per limited partner unit	$247	$169	$94

See notes to financial statements

TEXLAND DRILLING PROGRAM - 1981, LTD.

STATEMENTS OF PARTNERS’ CAPITAL

For the Years Ended December 31, 2005, 2004 and 2003

	Limited Partners	General Partners	Total
Balance - December 31, 2002	$1,275,888	177,852	1,453,740
Partners’ Distributions	(343,623)	(410,950)	(754,573)
Partners’ Contributions		25,619	25,619
Net Income	227,971	652,993	880,964

Balance - December 31, 2003	1,160,236	445,514	1,605,750
Partners’ Distributions	(412,250)	(480,100)	(892,350)
Partners’ Contributions		26,015	26,015
Net Income	410,104	458,717	868,821

Balance - December 31, 2004	1,158,090	450,146	1,608,236
Partners’ Distributions	(566,238)	(665,700)	(1,231,938)
Partners’ Contributions		50,672	50,672
Net Income	599,288	648,868	1,248,156

Balance - December 31, 2005	$1,191,140	$483,986	$1,675,126

See notes to financial statements

TEXLAND DRILLING PROGRAM - 1981, LTD.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2005	2004	2003
Cash Flows From Operating Activities
Net income	$1,248,156	$868,821	$880,964
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle			(214,257)
Accretion expense	10,925	13,779	12,758
Depreciation, depletion and amortization	106,581	110,332	120,305
Gain on sale of assets			(1,257)
(Increase) Decrease in accounts receivable	(66,501)	(47,262)	18,156
Increase (Decrease) in accounts payable	6,690	15,769	(14,553)

Net Cash Provided by Operating Activities	1,305,851	961,439	802,116

Cash Flows From Investing Activities
Acquisition of property and equipment	(69,814)	(55,343)	(58,494)
Proceeds from sales of assets			1,257

Net Cash Used in Investing Activities	(69,814)	(55,343)	(57,237)

Cash Flows From Financing Activities
Partners’ contributions	50,672	26,015	25,619
Partners’ distributions	(1,231,938)	(892,350)	(754,573)

Net Cash Used in Financing Activities	(1,181,266)	(866,335)	(728,954)

Net Increase in Cash and Cash Equivalents	54,771	39,761	15,925

Cash and Cash Equivalents - Beginning of Year	91,885	52,124	36,199

Cash and Cash Equivalents - End of Year	$146,656	$91,885	$52,124

See notes to financial statements

Texland Drilling Program 1981, Ltd.

Notes to Financial Statements

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

Texland Drilling Program 1981, Ltd.

Notes to Financial Statements

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

Texland Drilling Program 1981, Ltd.

Notes to Financial Statements

Note 2 - Costs Incurred in Oil and Gas Producing Activities

The following summarizes the Partnership’s costs incurred in its oil and gas activities, all of which were conducted within the United States, for the years ended December 31:

	Lease Acquisition Costs		Development Costs
	Expensed	Capitalized	Expensed	Capitalized
2005			$391	$69,814
2004			286	55,343
2003			233	58,492

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

Note 5 - Payments to Managing General Partner

The Partnership was charged $191,787, $191,272 and $160,482 in 2005, 2004 and 2003, respectively, for technical and accounting services performed by employees of the managing general partner. These charges are included in intangible development costs, production expenses and fees to managing general partner.

Supervisory fees charged to the Partnership by the managing general partner for drilling and operating the partnership wells were $177,597, $172,424 and $151,004 in 2005, 2004 and 2003, respectively, and are included in intangible development costs and production expenses.

These charges are allocated between the general and limited partners based upon applicable revenue and expense sharing rates.

Texland Drilling Program 1981, Ltd.

Notes to Financial Statements

Note 6 - Major Purchasers

Purchasers, which accounted for 10% or more of the Partnership’s sales, were as follows:

	2005	2004	2003
Conoco Phillips	63%	61%	55%
Sun Partners Marketing and Terminals, L.P.	19%	20%	22%
Occidental Premium, Ltd.	18%	19%	22%

	100%	100%	99%

Texland Petroleum, L.P. receives substantially all revenues directly from the purchasers and subsequently disburses these revenues to interest owners. Substantially all trade accounts receivable were due from Texland Petroleum, L.P. at December 31, 2005, 2004 and 2003 for oil and gas sales to the above purchasers. Based on past experience, it is believed that all receivables are collectible.

Note 7 – Asset Retirement Obligations

On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” which addresses the financial accounting and reporting obligations and retirement costs related to the retirement of tangible long-lived assets. Among other things, SFAS No. 143 requires oil and gas companies to reflect asset retirement obligation liabilities on the face of the balance sheet at fair value on a discounted basis.

Consistent with industry practice, historically the Partnership had assumed the costs of plugging abandonment on its properties would be offset by salvage value received. SFAS 143 requires the Partnership to consider estimated salvage value in the calculation of depreciation, depletion and amortization. The adoption of SFAS No. 143 resulted in a cumulative effect adjustment as of January 1, 2003 to record (i) a $39,781 increase in the carrying values of proved properties, (ii) a $333,953 decrease in accumulated depreciation, depletion and amortization of property and equipment, and (iii) a $159,477 increase in asset retirement obligation liabilities. The net impact of items (i) through (iii) was to record a gain of $214,257 as a cumulative effect adjustment of a change in accounting principle in the Partnership’s statements of operations upon adoption on January 1, 2003. The general partner has received the benefit of the change in asset salvage value while the asset retirement obligation was allocated based on income allocation. The Partnership has no material assets that are legally restricted for purposes of settling its asset retirement obligation liabilities.

Texland Drilling Program 1981, Ltd.

Notes to Financial Statements

The following table reflects the impact of the adoption of SFAS143 at January 1, 2003:

	Limited Partners	General Partners	Total
Income Before Change in Accounting Principle	$307,284	$359,423	$666,707
Cumulative Effect of Change in Accounting Principle	(79,313)	293,570	214,257

Net Income	$227,971	$652,993	$880,964

The following table describes the changes in the Partnership’s asset retirement obligations for the years ended 2005, 2004 and 2003:

	2005	2004	2003
Asset retirement obligation, beginning of year	$186,014	$172,235	$159,477
Liability incurred during the period	2,148
Liabilities settled during the period	(478)
Revision in estimated cash flows	152,673
Accretion expense	10,925	13,779	12,758

Asset retirement obligation, end of year	$351,282	$186,014	$172,235

The estimate of the asset retirement obligations may change materially in the near term.

Note 8 - Reconciliation of Book-Tax Reporting Differences

Although the Partnership’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, its books and records are maintained on the basis of accounting used for federal income tax purposes. The following information is presented to assist the limited partners in reconciling the tax information provided to the information provided in these financial statements.

Texland Drilling Program 1981, Ltd.

Notes to Financial Statements

	Limited Partners	General Partners	Total
Net Income Differences for 2005:
Net income for financial reporting purposes	$599,288	$648,868	$1,248,156

Expenses for federal income tax purposes, capitalized for financial reporting purposes	(19,141)		(19,141)

Excess (Deficiency) of depreciation, depletion and amortization expense for financial reporting purposes over amounts for federal income tax purposes	73,318	(4,144)	69,174

Additional income (loss) for federal income tax purposes	54,177	(4,144)	50,033

Net income for federal income tax purposes	$653,465	$644,724	$1,298,189

Partners’ Capital Differences:
Partners’ capital at December 31, 2005, for financial reporting purposes	$1,191,140	$483,986	$1,675,126
Additional income (loss) for federal income tax purposes:
2005	54,177	(4,144)	50,033
2004	46,793	(10,423)	36,370
2003	131,934	(303,210)	(171,276)
2002	22,693	(7,866)	14,827
2001	(1,649)	37,048	35,399
2000	71,096	19,652	90,748
1999	96,076	20,149	116,225
1998	773,151	510,714	1,283,865
1997 and prior	(1,057,518)	(454,310)	(1,511,828)
Investment tax credit basis reduction not recognized for financial reporting purposes		(38,802)	(38,802)

Partners’ capital December 31, 2005, for federal income tax purposes	$1,327,893	$252,794	$1,580,687

Texland Drilling Program 1981, Ltd.

Notes to Financial Statements

Note 9 - Supplemental Oil and Gas Information (Unaudited)

Proved Oil and Gas Reserves

The following table summarizes the Partnership’s net ownership interests in estimated quantities of proved oil and gas reserves and changes in net proved reserves, all of which are located in the continental United States.

	For the Years Ended December 31,
	2005		2004		2003
	Oil (Mbbls)	Gas (Mmcf)	Oil (Mbbls)	Gas (Mmcf)	Oil (Mbbls)	Gas (Mmcf)
Net proved reserves at beginning of year	358	1,073	364	1,191	359	1,257
Production	(35)	(90)	(37)	(89)	(39)	(105)
Extensions and discoveries
Revisions	34	31	31	(29)	44	39

Net proved reserves at end of year	357	1,014	358	1,073	364	1,191

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

Texland Drilling Program 1981, Ltd.

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

The following table summarizes the Partnership’s standardized measure of discounted future net cash flows of its ownership interests in proved oil and gas reserves and changes in the standardized measure of discounted future net cash flows:

	As of December 31,
	2005	2004	2003
	(in thousands)
Future cash inflows	$24,613	$16,734	$13,924
Future production costs	(7,008)	(6,187)	(5,718)
Future development cost	(341)	(30)

	17,264	10,517	8,206
10% annual discount factor	(7,993)	(4,983)	(3,599)

Standardized measure of discounted future net cash flows	$9,271	$5,534	$4,607

The following table summarizes the changes in the Partnership’s standardized measure of discounted future net cash flows:

	For the Years Ended December 31,
	2005	2004	2003
	(in thousands)
Oil and gas sales, net of production costs	$(1,538)	$(1,147)	$(922)
Net change in prices and production costs	3,924	1,189	158
Extensions and discoveries
Revisions of previous quantity estimates	1,285	517	734
Changes in production rates, timing and other	(176)	(77)	(314)
Change in development costs	(311)	(16)
Accretion of discount	553	461	450

Change in present value of future net revenues	3,737	927	106

Balance, beginning of year	5,534	4,607	4,501

Balance, end of year	$9,271	$5,534	$4,607

Texland Drilling Program 1981, Ltd.

Notes to Financial Statements

Note 10 – Quarterly Financial Information (unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2005 and 2004:

	First Quarter 2005	Second Quarter 2005	Third Quarter 2005	Fourth Quarter 2005
Fiscal 2005 Quarters
Revenues	$468,470	$506,874	$618,869	$634,619
Expenses	200,936	234,871	235,773	309,096

Net Income (Loss)	267,534	272,003	383,096	325,523

Limited Partners	130,160	121,501	190,218	157,409
General Partner	137,374	150,502	192,878	168,114

	267,534	272,003	383,096	325,523

Net Income per Limited Partner unit	$53.67	$50.10	$78.44	$64.91

	First Quarter 2004	Second Quarter 2004	Third Quarter 2004	Fourth Quarter 2004
Fiscal 2004 Quarters
Revenues	$415,925	$389,460	$469,876	$467,581
Expenses	212,185	210,934	215,019	235,883

Net Income (Loss)	203,740	178,526	254,857	231,698

Limited Partners	91,381	80,361	124,930	113,432
General Partner	112,359	98,165	129,927	118,266

	203,740	178,526	254,857	231,698

Net Income per Limited Partner unit	$37.68	$33.14	$51.52	$46.78