Form 10-Q
period 2006-03-31
TEXLAND DRILLING PROGRAM 1981
filed 2006-08-07
CIK 352507

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2006

Commission File Number 2-71865

TEXLAND DRILLING PROGRAM-1981, LTD.

(Name of Registrant)

TEXAS	75-1791491.
(State of Organization)	(I.R.S. Employer Identification No.)

777 Main Street, Suite 3200
Fort Worth, Texas	76102 .
(Address of Executive Offices)	Zip Code

Registrant’s Telephone Number (817) 336-2751

Securities registered pursuant to Section 12(b) of the Act:

2425 Units of Limited Partnership Interest	None.
(Title of Class)	(Voting Units)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Act).

Large Accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒.

Texland Drilling Program-1981, Ltd.

Index To Financial Statements

Reference Page

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Balance Sheets

March 31, 2006 and December 31, 2005

	03/31/06	12/31/05
	(Unaudited)
ASSETS
Current Assets
Cash	$156,066	$146,656
Accounts receivable - trade	211,683	251,511

	367,749	398,167

Property and Equipment, at Cost (Successful Efforts Method)
Intangible development costs	7,402,031	7,401,880
Lease and well equipment	4,537,004	4,525,294
Producing leaseholds	161,495	161,495

	12,100,530	12,088,669
Accumulated depreciation, depletion and amortization	(10,423,399)	(10,395,789)

	1,677,131	1,692,880

Total Assets	$2,044,880	$2,091,047

LIABILITIES
Current Liabilities
Accounts payable - managing general partner	$63,026	$64,639

Total Current Liabilities	63,026	64,639

Asset retirement liability	358,308	351,282

Total Liabilities	421,334	415,921

PARTNERS’ CAPITAL
Limited partners - 2,425 units outstanding	1,164,358	1,191,140
General partners	459,188	483,986

	1,623,546	1,675,126

Total Liabilities and Partners’ Capital	$2,044,880	$2,091,047

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenue
Oil and gas sales	$594,415	$468,207
Interest income	511	263

	594,926	468,470

Operating Expenses
Fees to managing general partner	29,550	33,563
Production expense	137,906	115,273
Severance tax	30,599	23,832
Depreciation, depletion and amortization	27,234	22,779
Other	2,676	2,758
Accretion expense	7,026	2,731

	234,991	200,937

Net Income	$359,935	$267,534

Allocation of Net Income
Limited partners	$179,343	$130,160
General partners	180,592	137,374

	$359,935	$267,534

Net Income per $5,000 Limited Partner Unit (2,425 Units Outstanding)

Net income per limited partner unit	$73.96	$53.67

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Statements of Partners’ Capital

Three Months Ended March 31, 2006

(Unaudited)

	Limited Partners	General Partners	Total
Balance at December 31, 2005	$1,191,140	$483,986	$1,675,126
Partners’ distributions	(206,125)	(217,100)	(423,225)
Partners’ contributions	—	11,710	11,710
Net income	179,343	180,592	359,935

Balance at March 31, 2006	$1,164,358	$459,188	$1,623,546

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Statements of Cash Flow

Three Months Ended March 30, 2006 and 2005

(Unaudited)

	2006	2005
Operating Activities
Net income	$359,935	$267,534

Adjustments to reconcile net income to net cash provided by operating activities:
Accretion expense	7,026	2,731
Depreciation, depletion and amortization	27,234	22,779
(Increase) decrease in accounts receivable	39,828	(4,863)
(Decrease) increase in accounts payable	(1,612)	(7,039)
Other	375	375

	72,851	13,984

Net cash provided by operating activities	432,786	281,518

Investing Activities
Acquisition of property and equipment	(11,861)	(20,650)

Net cash used in investing activities	(11,861)	(20,650)

Financing Activities
Partners’ contributions	11,710	11,671
Partners’ distributions	(423,225)	(275,063)

Net cash used in financing activities	(411,515)	(263,392)

Net Change in Cash	9,410	(2,523)
Cash - beginning of year	146,656	91,885

Cash - End of Quarter	$156,066	$89,361

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Notes To Financial Statements

March 31, 2006

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

In the opinion of management, all adjustments (consisting of normal occurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the entire year.

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

March 31, 2006

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

March 31, 2006

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

3. Payments To Managing General Partner

In consideration of its management services rendered, the Managing General Partner is entitled to charge management fees to the Partnership. In addition, for the three months ended March 31, 2006 and March 31, 2005, the Partnership was charged $47,947 and $44,818 respectively for technical services, accounting services, and supervisory services performed by the employees of the Managing General Partner and such charges are included in intangible development costs, production expenses and fees to Managing General Partner. These charges are allocated between the General and Limited Partners based upon applicable revenue and expense sharing rates.

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

Financial Results

The Partnership’s average price received per barrel of oil for the first quarter of 2006 was $53.95 as compared to $42.95 for the first quarter of 2005. The increase in the price of oil was offset by normal and expected declines in oil and gas production which reduced the positive impact on sales of the increase in average oil prices. Gas sales, which represent approximately 20% of total oil and gas sales, increased due to a 40% increase in the price received. Gas sales are primarily short-term contracts which can vary widely from month to month.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Fees to the managing general partner decreased by 12% in 2006, and increased by 47% in 2005 due to discretionary changes in fees charged by the General Partner. Such changes are within the allowable fees specified by the provisions of the Partnership Agreement.

Operating expenses increased by approximately 17% due to general increases in the industry in areas such as fuel, salaries and costs of workover rigs.

Depreciation, depletion and amortization are calculated on the units-of-production method. Therefore, changes in these amounts are affected by upward or downward revisions in future oil and gas reserve estimates. In addition, such revisions are also caused by changes in current prices of oil and gas, which correspondingly affect the number of future years that oil and gas properties remain economically viable.

Depreciation, depletion and amortization for the first quarter of 2006 was $27,234 as compared to $22,779 for the first quarter of 2005. Changes in depreciation and depletion for 2006 are due primarily to the effect that changes in oil and gas prices have on the calculation of estimated future economically recoverable oil and gas reserves; and due to normal expected declines in the recoverable reserves due to production.

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

TEXLAND DRILLING PROGRAM-1981, LTD.
Registrant

By	/s/ M. E. Chapman.
M. E. Chapman, Vice President - Finance
	Texland Petroleum, L.P.	Date August 7, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ R. J. Schumacher.
R. J. Schumacher, Chairman of the Board
	Texland Petroleum, L.P.	Date August 7, 2006

By	/s/ J. N. Namy.
J. N. Namy, President & C.E.O.
	Texland Petroleum, L.P.	Date August 7, 2006

By	/s/ J. H. Wilkes.
J. H. Wilkes, President & C.O.O.
	Texland Petroleum, L.P.	Date August 7, 2006