Form 10-Q
period 2006-06-30
TEXLAND DRILLING PROGRAM 1981
filed 2006-10-02
CIK 352507

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2006

Commission File Number 2-71865

TEXLAND DRILLING PROGRAM-1981, LTD.

(Name of Registrant)

TEXAS	75-1791491.
(State of Organization)	(I.R.S. Employer Identification No.)

777 Main Street, Suite 3200 Fort Worth, Texas	76102 .
(Address of Executive Offices)	Zip Code

Registrant’s Telephone Number (817) 336-2751

Securities registered pursuant to Section 12(b) of the Act:

2425 Units of Limited Partnership Interest	None .
(Title of Class)	(Voting Units)

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

Texland Drilling Program-1981, Ltd.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Balance Sheets

June 30, 2006 and December 31, 2005

	06/30/06	12/31/05
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$145,843	$146,656
Accounts receivable-trade	212,006	251,511

	357,849	398,167
Property and Equipment, at Cost (Successful
Efforts Method)
Intangible development costs	7,431,981	7,401,880
Lease and well equipment	4,591,106	4,525,294
Producing leaseholds	161,495	161,495

	12,184,582	12,088,669
Accumulated depreciation, depletion and amortization	(10,450,625)	(10,395,789)

	1,733,957	1,692,880
Total Assets	$2,091,806	$2,091,047

LIABILITIES
Current Liabilities
Accounts payable-managing general partner	$78,439	$64,639

Total Current Liabilities	78,439	64,639
Asset retirement liability	365,333	351,282

Total Liabilities	443,772	415,921

PARTNERS’ CAPITAL
Limited partners-2,425 units outstanding	1,149,694	1,191,140
General partners	498,340	483,986

	1,648,034	1,675,126

Total Liabilities and Partners’ Capital	$2,091,806	$2,091,047

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue
Oil and gas sales	$598,914	$506,586	$1,193,329	$974,793
Interest income	552	288	1,063	551

	599,466	506,874	1,194,392	975,344

Operating Expenses
Fees to managing general partner	25,050	30,888	54,600	64,451
Production expense	130,195	130,013	268,101	245,287
Severance tax	29,309	25,956	59,908	49,786
Depreciation, depletion and amortization	27,227	21,870	54,461	44,649
Other	21,562	23,412	24,237	26,171
Accretion expense	7,025	2,731	14,051	5,462

	240,368	234,870	475,358	435,806

Net Income	$359,098	$272,004	$719,034	$539,538

Allocation of Net Income
Limited partners	$170,848	$121,501	$350,192	$251,660
General partners	188,250	150,503	368,842	287,878

	$359,098	$272,004	$719,034	$539,538

Net Income per $5,000 Limited Partner Unit (2,425 Units Outstanding)
Net income per limited partner unit	$70.45	$50.10	$144.41	$103.78

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Statements of Partners’ Capital

Six Months Ended June 30, 2006

(Unaudited)

	Limited Partners	General Partners	Total
Balance at December 31, 2005	$1,191,140	$483,986	$1,675,126
Partners’ distributions	(391,638)	(420,300)	(811,938)
Partners’ contributions	—	65,812	65,812
Net income	350,192	368,842	719,034

Balance at June 30, 2006	$1,149,694	$498,340	$1,648,034

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Statements of Cash Flow

Six Months Ended June 30, 2006 and 2005

(Unaudited)

	2006	2005
Operating Activities
Net income	$719,034	$539,538

Adjustments to reconcile net income to net cash provided by operating activities:
Accretion expense	14,051	5,462
Depreciation, depletion and amortization	54,461	44,649
(Increase) decrease in accounts receivable	39,505	(21,316)
(Decrease) increase in accounts payable	13,800	18,295
Other	375	375

	122,192	47,465

Net cash provided by operating activities	841,226	587,003

Investing Activities
Acquisition of property and equipment	(95,913)	(36,744)

Net cash used in investing activities	(95,913)	(36,744)

Financing Activities
Partners’ contributions	65,812	21,725
Partners’ distributions	(811,938)	(567,100)

Net cash used in financing activities	(746,126)	(545,375)

Net Change in Cash	(813)	4,884
Cash-beginning of year	146,656	91,885

Cash-End of Quarter	$145,843	$96,769

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Notes To Financial Statements

June 30, 2006

(Unaudited)

Note 1-Organization and Summary of Significant Accounting Policies

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

In the opinion of management, all adjustments (consisting of normal occurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the entire year.

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

June 30, 2006

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

June 30, 2006

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

3. Payments To Managing General Partner

In consideration of its management services rendered, the Managing General Partner is entitled to charge management fees to the Partnership. In addition, for the three and six months ended June 30, 2006 and June 30, 2005, the Partnership was charged $47,947 and $95,894 and $44,818 and $89,636 respectively for technical services, accounting services, and supervisory services performed by the employees of the Managing General Partner and such charges are included in intangible development costs, production expenses and fees to Managing General Partner. These charges are allocated between the General and Limited Partners based upon applicable revenue and expense sharing rates.

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

Financial Results

The Partnership’s average price received per barrel of oil for the second quarter of 2006 was $61.39 as compared to $45.07 for the second quarter of 2005. The average price for the six months ended June 30, 2006 and 2005 was $57.62 and $44.01 respectively. The increase in the price of oil was offset by normal and expected declines in oil and gas production which reduced the positive impact on sales of the increase in average oil prices. Gas sales, which represent approximately 17% of total oil and gas sales, increased primarily due to a 15% increase in the price received, also gas production increased slightly for the period. Gas sales are primarily short-term contracts which can vary widely from month to month.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Fees to the managing general partner decreased by 18% in 2006, and increased by 47% in 2005 due to discretionary changes in fees charged by the General Partner. Such changes are within the allowable fees specified by the provisions of the Partnership Agreement.

Operating expenses increased by approximately 9% due to general increases in the industry in areas such as fuel, salaries and costs of workover rigs.

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

Depreciation, depletion and amortization for the three months and six months ended June 30, 2006 and 2005 were $27,227 and $54,461 and $21,870 and $44,649 respectively. Changes in depreciation and depletion for 2006 are due primarily to the effect that changes in oil and gas prices have on the calculation of estimated future economically recoverable oil and gas reserves; and due to normal expected declines in the recoverable reserves due to production.

The Partnership was formed with cash contributions from the Limited and General Partners. Management does not intend to incur any substantial indebtedness and any developmental drilling which is necessary will be processed by farmout to other parties or by reinvestment of internally generated funds. Management, therefore, anticipates no liquidity problems during the life of the Partnership.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Partnership’s major market risk exposure is in the pricing applicable to our oil and natural gas production. Market risk refers to the risk of loss from adverse changes in oil and natural gas prices. Realized pricing is primarily driven by the prevailing domestic price for crude oil and spot prices applicable to the region in which we produce natural gas. Historically, prices received for oil and natural gas production have been volatile and unpredictable. We expect pricing volatility to continue. Oil prices ranged from a low of $33.51 per barrel to a high of $51.67 during 2005. Natural gas prices we received during 2005 ranged from a low of $1.49 per Mcf to a high of $6.38 per Mcf. During 2006 oil prices ranged from a low of $49.59 to a high of $ 68.91. Natural gas prices we received during 2006 ranged from a low of $1.92 per Mcf to a high of $9.09 per Mcf. A significant decline in the prices of oil or natural gas could have a material effect on our financial condition and results of operations.

The Partnership employs no derivative instruments in order to minimize our exposure to the aforementioned commodity price volatility. The Partnership has no bank debt and has no plans to incur such indebtedness.

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

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

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

TEXLAND DRILLING PROGRAM-1981, LTD.

Registrant

By	/s/ M. E. Chapman.
M.E.Chapman,Vice President - Finance
	Texland Petroleum, L.P.	Date September 29, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ R. J. Schumacher.
R. J. Schumacher, Chairman of the Board
	Texland Petroleum, L.P.	Date September 29, 2006

By	/s/ J. N. Namy.
J. N. Namy, President & C.E.O.
	Texland Petroleum, L.P.	Date September 29, 2006

By	/s/ J. H. Wilkes.
J. H. Wilkes, President & C.O.O.
	Texland Petroleum, L.P.	Date September 29, 2006