Form 10-Q
period 2006-09-30
TEXLAND DRILLING PROGRAM 1981
filed 2007-01-09
CIK 352507

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒.

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

Texland Drilling Program-1981, Ltd.

Index To Financial Statements

Reference Page

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Balance Sheets

September 30, 2006 and December 31, 2005

	09/30/06	12/31/05
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$2,690	$146,656
Accounts receivable - trade	204,987	251,511

	207,677	398,167

Property and Equipment, at Cost (Successful Efforts Method)
Intangible development costs	7,624,220	7,401,880
Lease and well equipment	4,706,680	4,525,294
Producing leaseholds	161,495	161,495

	12,492,395	12,088,669
Accumulated depreciation, depletion and amortization	(10,499,681)	(10,395,789)

	1,992,714	1,692,880

Total Assets	$2,200,391	$2,091,047

LIABILITIES
Current Liabilities
Accounts payable - managing general partner	$146,418	$64,639

Total Current Liabilities	146,418	64,639
Asset retirement liability	372,359	351,282

Total Liabilities	518,777	415,921

PARTNERS’ CAPITAL
Limited partners - 2,425 units outstanding	1,109,448	1,191,140
General partners	572,166	483,986

	1,681,614	1,675,126

Total Liabilities and Partners’ Capital	$2,200,391	$2,091,047

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue
Oil and gas sales	$614,715	$618,592	$1,808,044	$1,593,386
Interest income	498	277	1,561	828

	615,213	618,869	1,809,605	1,594,214

Operating Expenses
Fees to managing general partner	25,050	29,550	79,650	94,000
Production expense	178,123	136,180	446,226	381,467
Severance tax	27,139	31,615	87,046	81,402
Depreciation, depletion and amortization	49,056	29,344	103,517	73,993
Other	14,675	6,353	38,912	32,524
Accretion expense	7,026	2,731	21,077	8,194

	301,069	235,773	776,428	671,580

Net Income	$314,144	$383,096	$1,033,177	$922,634

Allocation of Net Income
Limited partners	$147,692	$190,218	$497,883	$441,878
General partners	166,452	192,878	535,294	480,756

	$314,144	$383,096	$1,033,177	$922,634

Net Income per $5,000 Limited Partner Unit (2,425 Units Outstanding)

Net income per limited partner unit	$60.90	$78.44	$205.31	$182.22

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Statements of Partners’ Capital

Nine Months Ended September 30, 2006

(Unaudited)

	Limited Partners	General Partners	Total
Balance at December 31, 2005	$1,191,140	$483,986	$1,675,126
Partners’ distributions	(579,575)	(628,500)	(1,208,075)
Partners’ contributions	—	181,386	181,386
Net income	497,883	535,294	1,033,177

Balance at September 30, 2006	$1,109,448	$572,166	$1,681,614

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Statements of Cash Flows

Nine Months Ended September 30, 2006 and 2005

(Unaudited)

	2006	2005
Operating Activities
Net income	$1,033,177	$922,634

Adjustments to reconcile net income to net cash provided by operating activities:
Accretion expense	21,077	8,194
Depreciation, depletion and amortization	103,517	73,993
(Increase) decrease in accounts receivable	46,524	(62,791)
(Decrease) increase in accounts payable	81,779	(1,652)
Other	375	375

	253,272	18,119

Net cash provided by operating activities	1,286,449	940,753

Investing Activities
Acquisition of property and equipment	(403,726)	(45,841)

Net cash used in investing activities	(403,726)	(45,841)

Financing Activities
Partners’ contributions	181,386	26,879
Partners’ distributions	(1,208,075)	(892,588)

Net cash used in financing activities	(1,026,689)	(865,709)

Net Change in Cash	(143,966)	29,203
Cash - beginning of year	146,656	91,885

Cash - End of Quarter	$2,690	$121,088

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Notes To Financial Statements

September 30, 2006

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

The Partnership shall continue in existence, unless terminated sooner through the occurrence of a final terminating event as defined by the Partnership agreement, until December 31, 2009, as extended through approval by the limited partners owning a majority of aggregate Partnership subscriptions.

In the opinion of management, all adjustments (consisting of normal occurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the entire year.

The Partnership’s accounting policies are summarized below:

Basis of Accounting

The Partnership maintains its financial records on the income tax basis. However, the financial statements are presented in accordance with accounting principles generally accepted in the United States of America.

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

September 30, 2006

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

September 30, 2006

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

3. Payments To Managing General Partner

In consideration of its management services rendered, the Managing General Partner is entitled to charge management fees to the Partnership. In addition, for the three and nine months ended September 30, 2006 and September 30, 2005, the Partnership was charged $47,947 and $143,841 and $44,818 and $143,454 respectively for technical services, accounting services, and supervisory services performed by the employees of the Managing General Partner and such charges are included in intangible development costs, production expenses and fees to Managing General Partner. These charges are allocated between the General and Limited Partners based upon applicable revenue and expense sharing rates.

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

Financial Results

Oil sales increased by 16% and gas sales increased by 3% for the nine months of 2006 as compared to 2005. The average price of Partnership oil increased by approximately 23% over the same period. The price of gas sold by the Partnership in the first nine months of 2006, which represents approximately 15% of total sales, decreased by less than 1% in 2006. Oil volumes decreased by 5% due to normal expected declines in production volumes. Gas volumes decreased less than 1% over the same period.

For the three months ended September 30, 2006, oil sales increased by 7% and gas sales decreased by 23% as compared to 2005. The average price of Partnership oil increased by 7% and the price of gas sold decreased by 23% as compared to the comparable period of 2005. Oil volumes decreased by 3% and gas volumes decreased by 9% due to normal expected declines in production volumes.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

The price of oil and gas is affected by world wide supply and demand and is beyond the Partnership’s control. The monthly average price during the past three years for West Texas Sour (adjusted for gravity and marketing costs), the primary type of Partnership oil, and for the widely available NYMEX benchmark West Texas Intermediate are as follows:

Year	WTS	NYMEX
2003	$28.33	$31.08
2004	$37.23	$41.38
2005	$50.33	$56.56
2006 -9 Mo.	$60.54	$68.73

From January 1, 2006 to September 30, 2006, monthly average oil prices of WTS oil ranged from $52.14 to $66.98 and NYMEX ranged from $62.02 to $74.45.

Fees to the managing general partner decreased by 15% in 2006, and increased by 47% in 2005 due to discretionary changes in fees charged by the General Partner. Such changes are within the allowable fees specified by the provisions of the Partnership Agreement.

Overall operating expenses increased by 17% for the nine months and 28% for the three months of 2006. In general, costs increased due to increases in the industry in areas such as fuel, salaries, costs of service rigs, etc. Additionally, the incidence of remedial workover activities that do not necessarily recur on a regular basis, decreased as compared to 2005.

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

Depreciation, depletion and amortization for the three months and nine months ended September 30, 2006 and 2005 were $49,056 and $103,517 and $29,344 and $73,993 respectively. Changes in depreciation and depletion for 2006 are due primarily to the effect that changes in oil and gas prices have on the calculation of estimated future economically recoverable oil and gas reserves; and due to normal expected declines in the recoverable reserves due to production.

Accretion expense, which represents the time value increase in the Asset Retirement Liability, increased in 2006 due to a large increase in the Asset Retirement Liability in 2005, which correspondingly increases the amount of future accretion expense.

The Partnership was formed with cash contributions from the Limited and General Partners. Management does not intend to incur any substantial indebtedness and any developmental drilling which is necessary will be processed by farmout to other parties or by reinvestment of internally generated funds. Management, therefore, anticipates no liquidity problems during the life of the Partnership.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Partnership’s major market risk exposure is in the pricing applicable to our oil and natural gas production. Market risk refers to the risk of loss from adverse changes in oil and natural gas prices. Realized pricing is primarily driven by the prevailing domestic price for crude oil and spot prices applicable to the region in which we produce natural gas. Historically, prices received for oil and natural gas production have been volatile and unpredictable. We expect pricing volatility to continue. Oil prices ranged from a low of $39.48 per barrel to a high of $60.83 during 2005. Natural gas prices we received during 2005 ranged from a low of $1.49 per Mcf to a high of $8.06 per Mcf. During 2006 oil prices ranged from a low of $49.59 to a high of $72.87. Natural gas prices we received during 2006 ranged from a low of $1.92 per Mcf to a high of $8.36 per Mcf. A significant decline in the prices of oil or natural gas could have a material effect on our financial condition and results of operations.

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

TEXLAND DRILLING PROGRAM-1981, LTD.
Registrant
By	/s/ M. E. Chapman.
M. E. Chapman, Vice President - Finance
	Texland Petroleum, L.P.	Date January 8, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ R. J. Schumacher.
R. J. Schumacher, Chairman of the Board
	Texland Petroleum, L.P.	Date January 8, 2007

By	/s/ J. N. Namy.
J. N. Namy, President & C.E.O.
	Texland Petroleum, L.P.	Date January 8, 2007

By	/s/ J. H. Wilkes.
J. H. Wilkes, President & C.O.O.
	Texland Petroleum, L.P.	Date January 8, 2007