Form 10-K
period 2006-12-31
TEXLAND DRILLING PROGRAM 1981
filed 2007-04-03
CIK 352507

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2006	Commission File Number 2-71865

TEXLAND DRILLING PROGRAM-1981, LTD.

(Name of Registrant)

TEXAS	75-1791491
(State of Organization)	I. R. S. Employer Identification No.

777 Main Street, Suite 3200 Fort Worth, Texas	76102
(Address of Executive Offices)	Zip Code

Registrant’s Telephone Number (817) 336-2751

Securities registered pursuant to Section 12(b) of the Act:

2425 Units of Limited Partnership Interest	None
(Title of Class)	(Voting Units)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                Accelerated filer  ☐                Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

This report contains a total of 31 pages.

PART I

Item 1. Business

Texland Drilling Program-1981, Ltd. (a Limited Partnership) was formed on July 20, 1981 with $12,125,000 in aggregate Limited Partnership subscriptions for the purpose of engaging in the exploration for oil and gas. Such exploration has taken place principally in the geological area known as the Texas Permian Basin. The Partnership’s drilling and exploration phase is complete. Development of the Partnership’s properties is also complete; except for possible occasional developmental drilling which may be undertaken to the extent necessary to insure the maximum commercial recovery of reserves. In 2006, the Partnership drilled 9 such developmental wells.

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

Purchasers, which accounted for 10% or more of the Partnership’s sales, were as follows:

	2006	2005	2004
BP America	42%
Conoco Phillips	26%	63%	61%
Sun Partners Marketing and Terminals, L.P.	18%	19%	20%
Occidental Premium, Ltd.	13%	18%	19%

	99%	100%	100%

Texland Petroleum, L.P. receives substantially all revenues directly from the purchasers and subsequently disburses these revenues to interest owners. Substantially all trade accounts receivable were due from Texland Petroleum, L.P. at December 31, 2006 and 2005.

The price of oil and gas is affected by world wide supply and demand beyond the Partnership’s control. The monthly average price during the past five years for West Texas Sour (adjusted for gravity and marketing costs), the primary type of Partnership oil, and for the widely available NYMEX benchmark West Texas Intermediate are as follows:

Year	WTS	NYMEX
2002	$23.88	$26.09
2003	$28.33	$31.08
2004	$37.23	$41.38
2005	$50.33	$56.56
2006	$66.22	$58.68

From January 1, 2007 to March 25, 2007, monthly average oil prices of WTS oil ranged from $48.01 to $51.61 and NYMEX ranged from $54.70 to $59.52.

Item 2 - Properties

The Partnership currently has an interest in 280 active gross oil and gas wells, representing 21.97 net wells. Two of the gross wells and 0.45 of the net wells are gas wells and the remainder are oil wells.

The Partnership currently has 272 oil wells included in 8 different enhanced recovery projects operated by Texland Petroleum, L. P. Such enhanced recovery projects are designed to pressurize the oil bearing reservoirs and increase the producing rates, property life and overall ultimate recovery of oil.

Item 3 - Legal Proceedings

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

PART II

Item 5 - Market for Registrant’s Common Equity and Related Stockholder Matters

Omitted. Not applicable.

Item 6 - Selected Financial Data

The following table presents selected financial data for each of the past five years ended December 31, 2006. The data has been derived from the audited financial statements:

TEXLAND DRILLING PROGRAM – 1981, LTD.

SELECTED FINANCIAL INFORMATION

FOR THE YEAR ENDED DECEMBER 31,

STATEMENT OF INCOME:
	2006	2005	2004	2003	2002
Revenues	$2,346,334	$2,228,832	$1,742,842	$1,479,631	$1,260,462

Income before cumulative effect of change in accounting principle	1,284,051	1,248,156	868,821	666,707	388,170
Cumulative effect of change in accounting principle				214,257	—

Net Income	$1,284,051	$1,248,156	$868,821	$880,964	$388,170

Allocation of Net Income:
Limited Partners	$627,419	$599,288	$410,104	$227,971	$166,128
General Partners	656,632	648,868	458,717	652,993	222,042

	$1,284,051	$1,248,156	$868,821	$880,964	$388,170

Net Income per $5,000
Limited Partner Units (2,425 Units Outstanding)	$259	$247	$169	$127	$69
Cumulative effect of change in accounting principle				(33)	—

	$259	$247	$169	$94	$69

BALANCE SHEET DATA:

Total Assets	$2,211,240	$2,091,047	$1,852,199	$1,820,165	$1,510,473

Total Liabilities	$416,659	$415,921	$243,963	$214,415	$56,733

Partners’ Equity	$1,794,581	$1,675,126	$1,608,236	$1,605,750	$1,453,740

PARTNERSHIP CASH DISTRIBUTIONS
Limited Partner (per $5,000 unit)	$240	$234	$170	$142	$55
General Partner	$778,600	$665,700	$480,100	$410,950	$254,400

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

Financial Results

Oil sales increased by 13% and gas sales decreased by 27% in 2006 as compared to 2005. The average price of Partnership oil increased by approximately 16% in 2006. The price of gas sold by the Partnership in 2006, which represents approximately 14% of total sales, decreased by approximately 18% in 2006. Gas volume sales decreased by 11% in 2006 as compared to 2005 primarily due to a decrease in the Partnership’s interest in the Partnership’s two major gas wells as a result of contractual provisions.

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

In addition, normal and expected declines were experienced in the production of existing oil and gas wells in 2006, 2005 and 2004. These declines were somewhat offset by increased production from in-fill developmental oil wells drilled during 2006, 2005 and 2004.

Fees to the managing general partner decreased by 15% in 2006, and increased by less than 3% in 2005 due to discretionary changes in fees charged by the General Partner. Such changes are within the allowable fees specified by the provisions of the Partnership Agreement. Fees to the managing general partner increased by 31% in 2004.

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

Depreciation, depletion and amortization for 2006, 2005, and 2004 were $142,225, $106,581 and $110,332. Changes in depreciation, depletion and amortization for the period 2006 through 2004, were due primarily to the effect that changes in oil and gas prices have on the calculation of estimated future economically recoverable oil and gas reserves; and due to normal expected declines in the recoverable reserves due to production.

On January 1, 2003, the Partnership adopted Statements of Financial Accounting Standard 143, “Accounting for Asset Retirement Obligations”. Accretion expense of $28,102, $10,925 and $13,779, respectively, was recorded for 2006, 2005, and 2004.

Production expenses increased by approximately 9% in 2006 as compared to 2005 due to increases in ad valorem taxes and workover activity. Production expenses increased by approximately 14% in 2005 as compared to 2004.

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

PART III

Item 10 - Directors and Executive Officers of the Registrant

The Partnership has no officers, employees or directors. The background of the General Partners is as follows:

R. J. Schumacher - Age 78, Vice President and Co-Owner of Texland Petroleum, L.P. since May, 1967, has been an independent oil operator involved in drilling and producing operations and the financing of oil and gas prospects, principally in West Texas, Oklahoma and Arkansas. He has served as an executive officer with Texland since its incorporation. For more than ten years prior to becoming an independent oil operator, Mr. Schumacher was the chief financial officer, contract drilling manager and land supervisor for an independent oil and gas drilling contractor and operator. He received a Bachelor of Science in Commerce degree from Texas Christian University in 1950 and a Master in Professional Accounting degree from the University of Texas in 1951.

J. N. Namy - Age 68, President and Chief Executive Officer of Texland Petroleum, L.P., was employed by Texland as a geologist in June 1978. From 1967 to 1970 he was employed by Pan American Petroleum Corp. in the Fort Worth Division. From 1970 to 1978 he taught at Baylor University achieving the rank of Associate Professor. During this time, he served as a consultant for several independent petroleum companies working on exploration and development projects in the Eastern Shelf and the Permian Basin of West Texas and New Mexico, as well as the southern Rockies of New Mexico and Colorado. He received his Bachelor and Master degrees from Western Reserve University in Cleveland, Ohio and his Ph. D. degree from the University of Texas at Austin in 1969. Mr. Namy is a member of the American Association of Petroleum Geologists, Geological Society of America and the Society of Economic Paleontologists and Mineralogists.

J. H. Wilkes - Age 51 President and Chief Operating Officer of Texland Petroleum, L.P., was employed by Texland as a reservoir engineer in August 1984. From 1978 to 1984, he was employed by Sun Exploration and Production Company in Midland and Abilene, Texas. The first three years he served as a production engineer and for the remaining three years he served as a reservoir engineer. He received a Bachelor of Science degree in Petroleum Engineering from Texas A&M University in 1978. He is a member of the Society of Petroleum Engineers, A.I.M.E. and is a registered professional engineer in Texas.

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

Payments to Managing General Partner

The Partnership was charged $180,585 $191,787 and $191,272 in 2006, 2005 and 2004, respectively, for technical and accounting services performed by employees of the managing general partner. These charges are included in intangible development costs, production expenses and fees to managing general partner.

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

The following table sets forth the aggregate fees for professional services rendered to Texland Drilling Program-1981, Ltd. for the years 2006, 2005 and 2004 by the accounting firms of Weaver and Tidwell, LLP and Sproles Woodard L.L.P.

Type of Fee	2006	2005	2004
Audit	20,700	22,800	15,336
Audit Related	7,650	12,801	8,800
Tax	6,010	6,190	3,800
Other

The General Partners of Texland Drilling Program-1981, Ltd. fulfill the responsibilities of an audit committee and have established policies and procedures for the approval of audit services and permitted non-audit services. The General Partners approved the engagement of Weaver and Tidwell L.L.P., and Sproles Woodard L.L.P. for the performance of audit and tax services for the years 2006, 2005, and 2004.

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

TEXLAND DRILLING PROGRAM-1981, LTD.
Registrant

By:	/s/ M. E. Chapman
M. E. Chapman, Vice President - Finance
	Texland Petroleum, L.P.	Date March 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ R. J. Schumacher
R. J. Schumacher, Vice President
	Texland Petroleum, L.P.	Date March 30, 2007

By:	/s/ J. N. Namy
J. N. Namy, President & C.E.O.
	Texland Petroleum, L.P.	Date March 30, 2007

By:	/s/ J. H. Wilkes
J. H. Wilkes, President & C.O.O.
	Texland Petroleum, L.P.	Date March 30, 2007

Texland Drilling Program-1981, Ltd.

Fort Worth, Texas

Annual Financial Report

December 31, 2006

Texland Drilling Program-1981, Ltd.

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM

To the Partners

Texland Drilling Program-1981, Ltd.

Fort Worth, Texas

We have audited the accompanying balance sheets of Texland Drilling Program-1981, Ltd. (the Partnership) as of December 31, 2006 and 2005, and the related statements of income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texland Drilling Program-1981, Ltd. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December, 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas

March 30, 2007

Texland Drilling Program-1981, Ltd.

Balance Sheets

December 31, 2006 and 2005

	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$50,742	$146,656
Accounts receivable:
Trade	187,144	251,511
Managing general partner	5,970

Total Current Assets	243,856	398,167

Property and Equipment (Successful Efforts Method)
Intangible development costs	7,642,391	7,401,880
Lease and well equipment	4,701,512	4,525,294
Producing leaseholds	161,495	161,495

	12,505,398	12,088,669
Less: Accumulated depreciation and depletion	10,538,014	10,395,789

	1,967,384	1,692,880

Total Assets	$2,211,240	$2,091,047

LIABILITIES
Current Liabilities
Accounts payable - Managing General Partner	$51,089	$64,639

Total Current Liabilities	51,089	64,639

Asset Retirement Liability	365,570	351,282

Total Liabilities	416,659	415,921

PARTNERS’ CAPITAL
Limited Partners - 2,425 units outstanding	1,236,559	1,191,140
General Partners	558,022	483,986

	1,794,581	1,675,126

Total Liabilities and Partners’ Capital	$2,211,240	$2,091,047

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd.

Statements of Income

For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Revenue
Oil and gas sales	$2,344,576	$2,227,565	$1,742,227
Interest income	1,758	1,267	615

	2,346,334	2,228,832	1,742,842

Operating Expenses
Production expense	628,192	574,494	505,250
Depreciation, depletion and amortization	142,225	106,581	110,332
Fees to Managing General Partner	104,700	123,550	120,000
Severance tax	117,047	115,121	89,796
Other	42,017	50,005	34,864
Accretion expense	28,102	10,925	13,779

	1,062,283	980,676	874,021

Net Income	$1,284,051	$1,248,156	$868,821

Allocation of Net Income
Limited partners	627,419	599,288	410,104
General partners	656,632	648,868	458,717

	$1,284,051	$1,248,156	$868,821

Net Income Per $5,000 Limited Partner Unit (2,425 Units Outstanding)

Net income per limited partner unit	$259	$247	$169

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd.

Statements of Partners’ Capital

For the Years Ended December 31, 2006, 2005 and 2004

	Limited Partner	General Partner	Total
Balance at December 31, 2003	1,160,236	445,514	1,605,750

Partners’ Distributions	(412,250)	(480,100)	(892,350)
Partners’ Contributions		26,015	26,015
Net income	410,104	458,717	868,821

Balance at December 31, 2004	1,158,090	450,146	1,608,236

Partners’ Distributions	(566,238)	(665,700)	(1,231,938)
Partners’ Contributions		50,672	50,672
Net income	599,288	648,868	1,248,156

Balance at December 31, 2005	1,191,140	483,986	1,675,126

Partners’ Distributions	(582,000)	(778,600)	(1,360,600)
Partners’ Contributions		196,004	196,004
Net income	627,419	656,632	1,284,051

Balance at December 31, 2006	$1,236,559	$558,022	$1,794,581

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd.

Statements of Cash Flows

For the Years Ended December 31, 2006, 2005, and 2004

	2006	2005	2004
Cash Flows From Operating Activities
Net income	$1,284,051	$1,248,156	$868,821
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion expense	28,102	10,925	13,779
Depreciation, depletion and amortization	142,225	106,581	110,332
(Increase) Decrease in accounts receivable	64,367	(66,501)	(47,262)
Increase (Decrease) in accounts payable	(13,550)	6,690	15,769

Net Cash Provided by Operating Activities	1,505,195	1,305,851	961,439

Cash Flows From Investing Activities
Acquisition of property and equipment	(430,543)	(69,814)	(55,343)
Proceeds from sales of assets

Net Cash Used in Investing Activities	(430,543)	(69,814)	(55,343)

Cash Flows From Financing Activities
Partners’ contributions	190,034	50,672	26,015
Partners’ distributions	(1,360,600)	(1,231,938)	(892,350)

Net Cash Used in Financing Activities	(1,170,566)	(1,181,266)	(866,335)

Net Increase in Cash and Cash Equivalents	(95,914)	54,771	39,761

Cash and Cash Equivalents - Beginning of Year	146,656	91,885	52,124

Cash and Cash Equivalents - End of Year	$50,742	$146,656	$91,885

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd.

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

Texland Drilling Program-1981, Ltd.

Notes to Financial Statements

2. Costs Incurred in Oil and Gas Producing Activities

The following summarizes the Partnership’s costs incurred in its oil and gas activities, all of which were conducted within the United States, for the years ended December 31:

	Lease Acquisition Costs		Development Costs
	Expensed	Capitalized	Expensed	Capitalized
2006			$424	$430,543
2005			391	69,814
2004			286	55,343
2003			233	58,492

3. Acquisition of Non-producing Properties

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

5. Payments to Managing General Partner

The Partnership was charged $180,585, $191,787 and $191,272 in 2006, 2005 and 2004, respectively, for technical and accounting services performed by employees of the managing general partner. These charges are included in intangible development costs, production expenses and fees to managing general partner.

Supervisory fees charged to the Partnership by the managing general partner for drilling and operating the partnership wells were $194,876, $177,597 and $172,424 in 2006, 2005 and 2004, respectively, and are included in intangible development costs and production expenses.

These charges are allocated between the general and limited partners based upon applicable revenue and expense sharing rates.

Texland Drilling Program-1981, Ltd.

Notes to Financial Statements

6. Major Purchasers

Purchasers, which accounted for 10% or more of the Partnership’s sales, were as follows:

	2006	2005	2004
BP America	42%	—	—
Conoco Phillips	26%	63%	61%
Sun Partners Marketing and Terminals, L.P.	18%	19%	20%
Occidental Premium, Ltd.	13%	18%	19%

	99%	100%	100%

Texland Petroleum, L.P. receives substantially all revenues directly from the purchasers and subsequently disburses these revenues to interest owners. Substantially all trade accounts receivable were due from Texland Petroleum, L.P. at December 31, 2006, 2005 and 2004 for oil and gas sales to the above purchasers. Based on past experience, it is believed that all receivables are collectible.

7. Asset Retirement Obligations

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

The following table describes the changes in the Partnership’s asset retirement obligations for the years ended 2006, 2005 and 2004:

	2006	2005	2004
Asset retirement obligation, beginning of year	$351,282	$186,014	$172,235
Liability incurred during the period	6,768	2,148	—
Liabilities settled during the period	—	(478)	—
Revised present value of future abandonment costs	(20,582)	152,673	—
Accretion expense	28,102	10,925	13,779

Asset retirement obligation, end of year	$365,570	$351,282	$186,014

The estimate of the asset retirement obligations may change materially in the near term.

Texland Drilling Program-1981, Ltd.

Notes to Financial Statements

8. Reconciliation of Book-Tax Reporting Differences

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

	Limited Partners	General Partners	Total
Net Income Differences for 2006:
Net income for financial reporting purposes	$627,419	$656,632	$1,284,051

Expenses for federal income tax purposes, capitalized for financial reporting purposes	(240,511)		(240,511)

Excess (Deficiency) of depreciation, depletion and amortization expense for financial reporting purposes over amounts for federal income tax purposes	97,633	(1,100)	96,533

Additional income (loss) for federal income tax purposes	(142,878)	(1,100)	(143,978)

Net income for federal income tax purposes	$484,541	$655,532	$1,140,073

Partners’ Capital Differences:
Partners’ capital at December 31, 2006, for financial reporting purposes	$1,236,559	$558,022	$1,794,581

Additional income (loss) for federal income tax purposes:
2006	(142,878)	(1,100)	(143,978)
2005	54,177	(4,144)	50,033
2004	46,793	(10,423)	36,370
2003	131,934	(303,210)	(171,276)
2002	22,693	(7,866)	14,827
2001	(1,649)	37,048	35,399
2000	71,096	19,652	90,748
1999	96,076	20,149	116,225
1998 and prior	(284,369)	56,404	(227,965)
Investment tax credit basis reduction not recognized for financial reporting purposes		(38,802)	(38,802)

Partners’ capital December 31, 2006, for federal income tax purposes	$1,230,432	$325,730	$1,556,162

Texland Drilling Program-1981, Ltd.

Notes to Financial Statements

9. Supplemental Oil and Gas Information (Unaudited)

Proved Oil and Gas Reserves

The following table summarizes the Partnership’s net ownership interests in estimated quantities of proved oil and gas reserves and changes in net proved reserves, all of which are located in the continental United States. All proved reserves are classified as proved developed.

	For the Years Ended December 31,
	2006		2005		2004
	Oil (Mbbls)	Gas (Mmcf)	Oil (Mbbls)	Gas (Mmcf)	Oil (Mbbls)	Gas (Mmcf)

Net proved reserves at beginning of year	357	1,014	358	1,073	364	1,191
Production	(33)	(88)	(35)	(90)	(37)	(89)
Extensions and discoveries	—	—	—	—	—	—
Revisions	(20)	326	34	31	31	(29)

Net proved reserves at end of year	304	1,252	357	1,014	358	1,073

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

The following table summarizes the Partnership’s standardized measure of discounted future net cash flows of its ownership interests in proved oil and gas reserves and changes in the standardized measure of discounted future net cash flows:

	2006	2005	2004
	(in thousands)
Future cash inflows	$20,117	$24,613	$16,734
Future production cost	(7,070)	(7,008)	(6,187)
Future development cost	—	(341)	(30)

	13,047	17,264	10,517
10% annual discount factor	(6,194)	(7,993)	(4,983)

Standardized measure of discounted future net cash flows	$6,853	$9,271	$5,534

The following table summarizes the changes in the Partnership’s standardized measure of discounted future net cash flows:

	2006	2005	2004
	(in thousands)
Oil and gas sales, net of production costs	$(1,600)	$(1,538)	$(1,147)
Net change in prices and production costs	(2,229)	3,924	1,189
Extensions and discoveries	—	—	—
Revisions of previous quantity estimates	879	1,285	517
Changes in production rates, timing and other	(736)	(176)	(77)
Change in development costs	341	(311)	(16)
Accretion of discount	927	553	461

Change in present value of future net revenues	(2,418)	3,737	927
Balance, beginning of year	9,271	5,534	4,607

Balance, end of year	$6,853	$9,271	$5,534

Texland Drilling Program-1981, Ltd.

Notes to Financial Statements

10. Supplemental Oil and Gas Information (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2006 and 2005:

	First Quarter 2006	Second Quarter 2006	Third Quarter 2006	Fourth Quarter 2006

Fiscal 2006 Quarters
Revenues	$594,926	$599,466	$615,213	$536,729
Expenses	234,991	240,368	301,069	285,855

Net Income (Loss)	359,935	359,098	314,144	250,874

Limited Partners	179,343	170,848	147,692	129,535
General Partner	180,592	188,250	166,452	121,339

	359,935	359,098	314,144	250,874

Net Income per Limited Partner unit	$73.96	$70.45	$60.90	$53.42

	First Quarter 2005	Second Quarter 2005	Third Quarter 2005	Fourth Quarter 2005

Fiscal 2005 Quarters
Revenues	$468,470	$506,874	$618,869	$634,619
Expenses	200,936	234,871	235,773	309,096

Net Income (Loss)	267,534	272,003	383,096	325,523

Limited Partners	130,160	121,501	190,218	157,409
General Partner	137,374	150,502	192,878	168,114

	267,534	272,003	383,096	325,523

Net Income per Limited Partner unit	$53.67	$50.10	$78.44	$64.91