Form 10-Q
period 2007-03-31
TEXLAND DRILLING PROGRAM 1981
filed 2007-05-15
CIK 352507

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2007	Commission File Number 2-71865

TEXLAND DRILLING PROGRAM-1981, LTD.

(Name of Registrant)

TEXAS	75-1791491
(State of Organization)	(I.R.S. Employer Identification No.)

777 Main Street, Suite 3200 Fort Worth, Texas	76102
(Address of Executive Offices)	Zip Code

Registrant’s Telephone Number (817) 336-2751

Securities registered pursuant to Section 12(b) of the Act:

2425 Units of Limited Partnership Interest	None
(Title of Class)	(Voting Units)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐.

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

Texland Drilling Program-1981, L td.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Balance Sheets

March 31, 2007 and December 31, 2006

	03/31/07	12/31/06
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$115,844	$50,742
Accounts receivable—trade	186,221	187,144
Accounts receivable—managing general partner	—	5,970

Total Current Assets	302,065	243,856

Property and Equipment, at Cost (Successful Efforts Method)
Intangible development costs	7,648,630	7,642,391
Lease and well equipment	4,681,835	4,701,512
Producing leaseholds	161,495	161,495

	12,491,960	12,505,398
Accumulated depreciation, depletion and amortization	(10,565,239)	(10,538,014)

	1,926,721	1,967,384

Total Assets	$2,228,786	$2,211,240

LIABILITIES
Current Liabilities
Accounts payable—managing general partner	$65,774	$51,089

Total Current Liabilities	65,774	51,089

Asset retirement liability	357,937	365,570

Total Liabilities	423,711	416,659

PARTNERS’ CAPITAL
Limited partners—2,425 units outstanding	1,248,104	1,236,559
General partners	556,971	558,023

	1,805,075	1,794,582

Total Liabilities and Partners’ Capital	$2,228,786	$2,211,240

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenue
Oil and gas sales	$501,939	$594,415
Interest income	351	511
Gain on sale	6,346

	508,636	594,926

Operating Expenses
Fees to managing general partner	26,175	29,550
Production expense	142,012	137,906
Severance tax	23,570	30,599
Depreciation, depletion and amortization	33,195	27,234
Other	24,284	2,676
Accretion expense	7,130	7,026

	256,366	234,991

Net Income	$252,270	$359,935

Allocation of Net Income
Limited partners	$114,607	$179,343
General partners	137,663	180,592

	$252,270	$359,935

Net Income per $5,000 Limited Partner Unit (2,425 Units Outstanding)

Net income per limited partner unit	$47.26	$73.96

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Statements of Partners’ Capital

Three Months Ended March 31, 2007

(Unaudited)

	Limited Partners	General Partners	Total
Balance at December 31, 2006	$1,236,559	$558,023	$1,794,582
Partners’ distributions	(103,062)	(133,800)	(236,862)
Partners’ contributions		(4,915)	(4,915)
Net income	114,607	137,663	252,270

Balance at March 31, 2007	$1,248,104	$556,971	$1,805,075

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Statements of Cash Flows

Three Months Ended March 31, 2007 and 2006

(Unaudited)

	2007	2006
Operating Activities
Net income	$252,270	$359,935

Adjustments to reconcile net income to net cash provided by operating activities:
Accretion expense	7,130	7,026
Depreciation, depletion and amortization	33,195	27,234
Gain on sale of equipment	(6,346)
(Increase) decrease in accounts receivable	6,893	39,828
(Decrease) increase in accounts payable	14,685	(1,612)
Other	374	375

	55,931	72,851

Net cash provided by operating activities	308,201	432,786

Investing Activities
Acquisition of property and equipment	(1,322)	(11,861)

Net cash used in investing activities	(1,322)	(11,861)

Financing Activities
Partners’ contributions	(4,915)	11,710
Partners’ distributions	(236,862)	(423,225)

Net cash used in financing activities	(241,777)	(411,515)

Net Change in Cash	65,102	9,410
Cash—beginning of year	50,742	146,656

Cash—End of Quarter	$115,844	$156,066

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Notes To Financial Statements

(Unaudited)

Note 1—Organization and Summary of Significant Accounting Policies

Texland Drilling Program—1981, Ltd. (the “Partnership”) was organized as a limited partnership on July 20, 1981, for the purpose of engaging in oil and gas exploration and production. Texland Properties—1981, a general partnership, and Texland Petroleum, L.P. are the general partners. The managing general partner is Texland Petroleum, L.P. Partnership operations are conducted predominately in West Texas.

The Partnership shall continue in existence, unless terminated sooner through the occurrence of a final terminating event as defined by the Partnership agreement, until December 31, 2009, as extended through approval by the limited partners owning a majority of aggregate Partnership subscriptions.

In the opinion of management, all adjustments (consisting of normal occurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the entire year.

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

In consideration of its management services rendered, the Managing General Partner is entitled to charge management fees to the Partnership. In addition, for the three months ended March 31, 2007 and March 31, 2006, the Partnership was charged $45,146 and $47,947 respectively for technical services, accounting services, and supervisory services performed by the employees of the Managing General Partner and such charges are included in intangible development costs, production expenses and fees to Managing General Partner. These charges are allocated between the General and Limited Partners based upon applicable revenue and expense sharing rates.

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

Financial Results

Oil sales decreased by 7% and gas sales decreased by 54% for the three months of 2007 as compared to 2006. The average price of Partnership oil decreased by approximately 2% over the same period. The price of gas sold by the Partnership in the first three months of 2007, which represents approximately 10% of total sales, decreased by 15% in 2007. Oil volumes increased by 3% due to new wells drilled in 2006 coming on production. Gas volumes decreased by 36% due primarily to a contractual reduction in the Partnership interest in its two primary gas wells over the same period. The terms under which the Partnership acquired the interest in the gas wells called for a reduction in the interest after the Partnership had recouped its investment. This occurred in late 2006.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

The price of oil and gas is affected by world wide supply and demand and is beyond the Partnership’s control. The monthly average price during the past three years for West Texas Sour (adjusted for gravity and marketing costs), the primary type of Partnership oil, and for the widely available NYMEX benchmark West Texas Intermediate are as follows:

Year	WTS	NYMEX
2003	$28.33	$31.08
2004	$37.23	$41.38
2005	$50.33	$56.56
2006	$58.68	$66.22

From January 1, 2007 to March 31, 2007, monthly average oil prices of WTS oil ranged from $46.52 to $56.03 and NYMEX ranged from $54.70 to $64.21.

Fees to the managing general partner decreased by 11% in 2007, and decreased by 15% in 2006 due to discretionary changes in fees charged by the General Partner. Such changes are within the allowable fees specified by the provisions of the Partnership Agreement.

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

Depreciation, depletion and amortization for the three months ended March 31, 2007 and 2006 were $33,195 and $27,234 respectively. Changes in depreciation and depletion for 2007 are due primarily to the effect that changes in oil and gas prices have on the calculation of estimated future economically recoverable oil and gas reserves; and due to normal expected declines in the recoverable reserves due to production.

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

The Partnership’s major market risk exposure is in the pricing applicable to our oil and natural gas production. Market risk refers to the risk of loss from adverse changes in oil and natural gas prices. Realized pricing is primarily driven by the prevailing domestic price for crude oil and spot prices applicable to the region in which we produce natural gas. Historically, prices received for oil and natural gas production have been volatile and unpredictable. We expect pricing volatility to continue. Oil prices ranged from a low of $49.05 per barrel to a high of $72.87 during 2006. Natural gas prices we received during 2006 ranged from a low of $1.80 per Mcf to a high of $8.36 per Mcf. During 2007 oil prices ranged from a low of $44.22 to a high of $62.64. Natural gas prices we received during 2007 ranged from a low of $1.90 per Mcf to a high of $7.57 per Mcf. A significant decline in the prices of oil or natural gas could have a material effect on our financial condition and results of operations.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

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

TEXLAND DRILLING PROGRAM-1981, LTD.
Registrant

By	/s/ M. E. Chapman
M. E. Chapman, Vice President—Finance
	Texland Petroleum, L.P.	Date May 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ R. J. Schumacher
R. J. Schumacher, Chairman of the Board
	Texland Petroleum, L.P.	Date May 15, 2007

By	/s/ J. N. Namy
J. N. Namy, President & C.E.O.
	Texland Petroleum, L.P.	Date May 15, 2007

By	/s/ J. H. Wilkes
J. H. Wilkes, President & C.O.O.
	Texland Petroleum, L.P.	Date May 15, 2007