Form 10-Q
period 2007-06-30
TEXLAND DRILLING PROGRAM 1981
filed 2007-08-14
CIK 352507

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2007

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

Texland Drilling Program-1981, Ltd.

Index To Financial Statements

Reference Page

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Balance Sheets

June 30, 2007 and December 31, 2006

	06/30/07	12/31/06
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$92,236	$50,742
Accounts receivable - trade	199,423	187,144
Accounts receivable - managing general partner	—	5,970

Total Current Assets	291,659	243,856

Property and Equipment, at Cost (Successful Efforts Method)
Intangible development costs	7,660,714	7,642,391
Lease and well equipment	4,695,748	4,701,512
Producing leaseholds	161,495	161,495

	12,517,957	12,505,398
Accumulated depreciation, depletion and amortization	(10,597,511)	(10,538,014)

	1,920,446	1,967,384

Total Assets	$2,212,105	$2,211,240

LIABILITIES
Current Liabilities
Accounts payable - managing general partner	$102,166	$51,089

Total Current Liabilities	102,166	51,089
Asset retirement liability	365,068	365,570

Total Liabilities	467,234	416,659

PARTNERS’ CAPITAL
Limited partners - 2,425 units outstanding	1,205,478	1,236,559
General partners	539,393	558,022

	1,744,871	1,794,581

Total Liabilities and Partners’ Capital	$2,212,105	$2,211,240

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue
Oil and gas sales	$561,926	$598,914	$1,063,865	$1,193,329
Interest income	380	552	731	1,063
Gain on sale	—	—	6,346	—

	562,306	599,466	1,070,942	1,194,392

Operating Expenses
Fees to managing general partner	26,175	25,050	52,350	54,600
Production expense	209,311	130,195	351,321	268,101
Severance tax	26,738	29,309	50,308	59,908
Depreciation, depletion and amortization	32,271	27,227	65,467	54,461
Other	13,646	21,562	37,930	24,237
Accretion expense	7,130	7,025	14,261	14,051

	315,271	240,368	571,637	475,358

Net Income	$247,035	$359,098	$499,305	$719,034

Allocation of Net Income
Limited partners	$117,424	$170,848	$232,031	$350,192
General partners	129,611	188,250	267,274	368,842

	$247,035	$359,098	$499,305	$719,034

Net Income per $5,000 Limited Partner Unit (2,425 Units Outstanding)
Net income per limited partner unit	$48.42	$70.45	$95.68	$144.41

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Statements of Partners’ Capital

Six Months Ended June 30, 2007

(Unaudited)

	Limited Partners	General Partners	Total
Balance at December 31, 2006	$1,236,559	$558,022	$1,794,581
Partners’ distributions	(263,112)	(294,900)	(558,012)
Partners’ contributions		8,997	8,997
Net income	232,031	267,274	499,305

Balance at June 30, 2007	$1,205,478	$539,393	$1,744,871

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Statements of Cash Flows

Six Months Ended June 30, 2007 and 2006

(Unaudited)

	2007	2006
Operating Activities
Net income	$499,305	$719,034

Adjustments to reconcile net income to net cash provided by operating activities:
Accretion expense	14,261	14,051
Depreciation, depletion and amortization	65,467	54,461
Gain on sale of equipment	(6,346)	—
(Increase) decrease in accounts receivable	(6,309)	39,505
(Decrease) increase in accounts payable	51,077	13,800
Other	377	375

	118,527	122,192

Net cash provided by operating activities	617,832	841,226

Investing Activities
Acquisition of property and equipment	(27,323)	(95,913)

Net cash used in investing activities	(27,323)	(95,913)

Financing Activities
Partners’ contributions	8,997	65,812
Partners’ distributions	558,012)	(811,938)

Net cash used in financing activities	549,015)	(746,126)

Net Change in Cash	41,494	(813)
Cash - beginning of year	50,742	146,656

Cash - End of Quarter	$92,236	$145,843

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

In the opinion of management, all adjustments (consisting of normal occurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the entire year.

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

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported revenues and expenses during the reporting period. Actual results could differ from those estimates. The estimation of oil and gas reserves and the asset retirement obligation is inherently imprecise and may change materially in the near term.

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

In consideration of its management services rendered, the Managing General Partner is entitled to charge management fees to the Partnership. In addition, for the three and six months ended June 30, 2007 and June 30, 2006, the Partnership was charged $48,719 and $47,947 and $97,438 and $95,894 respectively for technical services, accounting services, and supervisory services performed by the employees of the Managing General Partner and such charges are included in intangible development costs, production expenses and fees to Managing General Partner. These charges are allocated between the General and Limited Partners based upon applicable revenue and expense sharing rates.

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

Financial Results

The Partnership’s average price received per barrel of oil for the second quarter of 2007 was $60.90 as compared to $61.39 for the second quarter of 2006. The average price for the six months ended June 30, 2007 and 2006 was $57.55 and $57.62 respectively. The decrease in the price of oil was offset by a slight increase in production volumes due to new wells drilled in late 2006 coming on production for the six months of 2007 as compared to 2006. Gas sales which represent approximately 11% of total oil and gas sales, decreased by 44% due primarily to a contractual reduction in the Partnership interest in its two primary gas wells over the same period. The terms under which the Partnership acquired the interest in the gas wells called for a reduction in the interest after the Partnership had recouped its investment. This occurred in late 2006.

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

From January 1, 2007 to June 30, 2007, monthly average oil prices of WTS oil ranged from $48.01 to $57.59 and NYMEX ranged from $54.70 to $67.43.

Fees to the managing general partner decreased by 4% in 2007, and decreased by 18% in 2006 due to discretionary changes in fees charged by the General Partner. Such changes are within the allowable fees specified by the provisions of the Partnership Agreement.

Production expense increased primarily due to a substantial increase of workover costs and an overall increase in normal recurring production costs for the period.

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

Depreciation, depletion and amortization for the three and six months ended June 30, 2007 and 2006 were $32,271 and $27,227 and $65,467 and $54,461 respectively. Changes in depreciation and depletion for 2007 are due primarily to the effect that changes in oil and gas prices have on the calculation of estimated future economically recoverable oil and gas reserves; and due to normal expected declines in the recoverable reserves due to production.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Partnership’s major market risk exposure is in the pricing applicable to our oil and natural gas production. Market risk refers to the risk of loss from adverse changes in oil and natural gas prices. Realized pricing is primarily driven by the prevailing domestic price for crude oil and spot prices applicable to the region in which we produce natural gas. Historically, prices received for oil and natural gas production have been volatile and unpredictable. We expect pricing volatility to continue. Oil prices ranged from a low of

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

$49.05 per barrel to a high of $72.87 during 2006. Natural gas prices we received during 2006 ranged from a low of $1.80 per Mcf to a high of $8.36 per Mcf. During 2007 oil prices ranged from a low of $50.48 to a high of $70.68. Natural gas prices we received during 2007 ranged from a low of $1.90 per Mcf to a high of $8.20 per Mcf. A significant decline in the prices of oil or natural gas could have a material effect on our financial condition and results of operations.

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

TEXLAND DRILLING PROGRAM-1981, LTD.
Registrant

By	/s/ M. E. Chapman
M. E. Chapman, Vice President - Finance
	Texland Petroleum, L.P.	Date August 14, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ R. J. Schumacher
R. J. Schumacher, Chairman of the Board
	Texland Petroleum, L.P.	Date August 14, 2007

By	/s/ J. N. Namy
J. N. Namy, President & C.E.O.
	Texland Petroleum, L.P.	Date August 14, 2007

By	/s/ J. H. Wilkes
J. H. Wilkes, President & C.O.O.
	Texland Petroleum, L.P.	Date August 14, 2007