Form 10-Q
period 2007-09-30
TEXLAND DRILLING PROGRAM 1981
filed 2007-11-14
CIK 352507

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2007

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

Texland Drilling Program-1981, Ltd.

Index To Financial Statements

Reference Page

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Balance Sheets

September 30, 2007 and December 31, 2006

	09/30/07	12/31/06
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$121,028	$50,742
Accounts receivable—trade	268,089	187,144
Accounts receivable—managing general partner	—	5,970

Total Current Assets	389,117	243,856

Property and Equipment, at Cost (Successful Efforts Method)
Intangible development costs	7,721,132	7,642,391
Lease and well equipment	4,720,678	4,701,512
Producing leaseholds	161,495	161,495

	12,603,305	12,505,398
Accumulated depreciation, depletion and amortization	(10,651,429)	(10,538,014)

	1,951,876	1,967,384

Total Assets	$2,340,993	$2,211,240

LIABILITIES
Current Liabilities
Accounts payable—managing general partner	$137,187	$51,089

Total Current Liabilities	137,187	51,089
Asset retirement liability	372,198	365,570

Total Liabilities	509,385	416,659

PARTNERS’ CAPITAL
Limited partners—2,425 units outstanding	1,277,564	1,236,559
General partners	554,044	558,022

	1,831,608	1,794,581

Total Liabilities and Partners’ Capital	$2,340,993	$2,211,240

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue
Oil and gas sales	$739,228	$614,715	$1,803,093	$1,808,044
Interest income	308	498	1,039	1,561
Gain on sale	—	—	6,346	—

	739,536	615,213	1,810,478	1,809,605

Operating Expenses
Fees to managing general partner	26,175	25,050	78,525	79,650
Production expense	233,984	178,123	585,307	446,226
Severance tax	34,412	27,139	84,720	87,046
Depreciation, depletion and amortization	53,918	49,056	119,384	103,517
Other	3,542	14,675	41,472	38,912
Accretion expense	7,130	7,026	21,390	21,077

	359,161	301,069	930,798	776,428

Net Income	$380,375	$314,144	$879,680	$1,033,177

Allocation of Net Income
Limited partners	$187,274	$147,692	$419,305	$497,883
General partners	193,101	166,452	460,375	535,294

	$380,375	$314,144	$879,680	$1,033,177

Net Income per $5,000 Limited Partner Unit (2,425 Units Outstanding)
Net income per limited partner unit	$77.23	$60.90	$172.91	$205.31

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Statement of Partners’ Capital

Nine Months Ended September 30, 2007

(Unaudited)

	Limited Partners	General Partners	Total
Balance at December 31, 2006	$1,236,559	$558,022	$1,794,581
Partners’ distributions	(378,300)	(496,900)	(875,200)
Partners’ contributions		32,547	32,547
Net income	419,305	460,375	879,680

Balance at September 30, 2007	$1,277,564	$554,044	$1,831,608

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Statements of Cash Flows

Nine Months Ended September 30, 2007 and 2006

(Unaudited)

	2007	2006
Operating Activities
Net income	$879,680	$1,033,177

Adjustments to reconcile net income to net cash provided by operating activities:
Accretion expense	21,390	21,077
Depreciation, depletion and amortization	119,384	103,517
Gain on sale of equipment	(6,346)	—
(Increase) decrease in accounts receivable	(74,975)	46,524
(Decrease) increase in accounts payable	86,098	81,779
Other	375	375

	145,926	253,272

Net cash provided by operating activities	1,025,606	1,286,449

Investing Activities
Acquisition of property and equipment	(112,667)	(403,726)

Net cash used in investing activities	(112,667)	(403,726)

Financing Activities
Partners’ contributions	32,547	181,386
Partners’ distributions	(875,200)	(1,208,075)

Net cash used in financing activities	(842,654)	(1,026,689)

Net Change in Cash	70,286	(143,966)
Cash—beginning of year	50,742	146,656

Cash—End of Quarter	$121,028	$2,690

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

In the opinion of management, all adjustments (consisting of normal occurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the entire year.

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

Amortization and Depletion

Leasehold costs of producing properties are amortized on the units-of-production method based on proved oil and gas reserves as estimated by the Partnership. Intangible development costs of producing properties are amortized on the units-of-production method based on estimated proved developed oil and gas reserves.

Depreciation

Depreciation of equipment is provided by the units-of-production method based on estimated proved developed oil and gas reserves.

Income Taxes

Income taxes have not been provided for by the Partnership, because the partners are liable for taxes on their respective share of the Partnership’s taxable income.

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

3. Payments To Managing General Partner

In consideration of its management services rendered, the Managing General Partner is entitled to charge management fees to the Partnership. In addition, for the three and nine months ended September 30, 2007 and September 30, 2006, the Partnership was charged $48,719 and $146,157 and $44,818 and $143,454 respectively for technical services, accounting services, and supervisory services performed by the employees of the Managing General Partner and such charges are included in intangible development costs, production expenses and fees to Managing General Partner. These charges are allocated between the General and Limited Partners based upon applicable revenue and expense sharing rates.

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

Financial Results

The Partnership’s average price received per barrel of oil for the third quarter of 2007 was $72.10 as compared to $66.91 for the third quarter of 2006. The average price for the nine months ended September 30, 2007 and 2006 was $62.41 and $63.84 respectively. The decrease in the price of oil was offset by a slight increase in production volumes due to new wells drilled in late 2006 coming on production for the nine months of 2007 as compared to 2006. Gas sales which represent approximately 8% of total oil and gas sales, decreased by approximately 31% due primarily to a contractual reduction in the Partnership interest in its two primary gas wells over the same period. The terms under which the Partnership acquired the interest in the gas wells called for a reduction in the interest after the Partnership had recouped its investment. This occurred in late 2006.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

The price of oil and gas is affected by world wide supply and demand and is beyond the Partnership’s control. The monthly average price during the past four years for West Texas Sour (adjusted for gravity and marketing costs), the primary type of Partnership oil, and for the widely available NYMEX benchmark West Texas Intermediate are as follows:

Year	WTS	NYMEX
2003	$28.33	$31.08
2004	$37.23	$41.38
2005	$50.33	$56.56
2006	$58.68	$66.22

From January 1, 2007 to September 30, 2007, monthly average oil prices of WTS oil ranged from $46.39 to $77.04 and NYMEX ranged from $54.70 to $79.11.

Fees to the managing general partner decreased by approximately 1% in 2007, and decreased by 15% in 2006 due to discretionary changes in fees charged by the General Partner. Such changes are within the allowable fees specified by the provisions of the Partnership Agreement.

Production expense increased primarily due to a substantial increase of workover costs, an addition of three new wells and an overall increase in normal recurring production costs for the period.

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

Depreciation, depletion and amortization for the three and nine months ended September 30, 2007 and 2006 were $53,918 and $49,056 and $119,384 and $103,517 respectively. Changes in depreciation and depletion for 2007 are due primarily to the effect that changes in oil and gas prices have on the calculation of estimated future economically recoverable oil and gas reserves; and due to normal expected declines in the recoverable reserves due to production.

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

The Partnership’s major market risk exposure is in the pricing applicable to our oil and natural gas production. Market risk refers to the risk of loss from adverse changes in oil and natural gas prices. Realized pricing is primarily driven by the prevailing domestic price for crude oil and spot prices applicable to the region in which we produce natural gas. Historically, prices received for oil and natural gas production have been volatile and unpredictable. We expect pricing volatility to continue. Oil prices ranged from a low of

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

$49.05 per barrel to a high of $72.87 during 2006. Natural gas prices we received during 2006 ranged from a low of $1.80 per Mcf to a high of $8.36 per Mcf. During 2007 oil prices ranged from a low of $44.22 to a high of $78.83. Natural gas prices we received during 2007 ranged from a low of $1.60 per Mcf to a high of $8.93 per Mcf. A significant decline in the prices of oil or natural gas could have a material effect on our financial condition and results of operations.

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

TEXLAND DRILLING PROGRAM-1981, LTD.
Registrant

By	/s/ M. E. Chapman
M. E. Chapman, Vice President - Finance
	Texland Petroleum, L.P.	Date November 14, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ R. J. Schumacher
R. J. Schumacher, Chairman of the Board
	Texland Petroleum, L.P.	Date November 14, 2007

By	/s/ J. N. Namy
J. N. Namy, President & C.E.O.
	Texland Petroleum, L.P.	Date November 14, 2007

By	/s/ J. H. Wilkes
J. H. Wilkes, President & C.O.O.
	Texland Petroleum, L.P.	Date November 14, 2007