Form 10-K
period 2007-12-31
TEXLAND DRILLING PROGRAM 1981
filed 2008-03-31
CIK 352507

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2007

Commission File Number 2-71865

TEXLAND DRILLING PROGRAM-1981, LTD.

(Name of Registrant)

TEXAS	75-1791491
State of Organization	I. R. S. Employer Identification No.

777 Main Street, Suite 3200 Fort Worth, Texas	76102
(Address of Executive Offices)	Zip Code

Registrant’s Telephone Number (817) 336-2751

Securities registered pursuant to Section 12(b) of the Act:

2425 Units of Limited Partnership Interest	None
(Title of Class)	(Voting Units)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

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

This report contains a total of 29 pages.

PART I

Item 1. Business

Texland Drilling Program-1981, Ltd. (a Limited Partnership) was formed on July 20, 1981 with $12,125,000 in aggregate Limited Partnership subscriptions for the purpose of engaging in the exploration for oil and gas. Such exploration has taken place principally in the geological area known as the Texas Permian Basin. The Partnership’s drilling and exploration phase is complete. Development of the Partnership’s properties is also complete; except for possible occasional developmental drilling which may be undertaken to the extent necessary to insure the maximum commercial recovery of reserves. In 2007, the Partnership drilled 4 such developmental wells.

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

Purchasers, which accounted for 10% or more of the Partnership’s sales, were as follows:

	2007	2006	2005
BP America		42%
Conoco Phillips	65%	26%	63%
Sun Partners Marketing and Terminals, L.P.	17%	18%	19%
Occidental Premium, Ltd.		13%	18%
Other	18%	1%

	100%	100%	100%

Texland Petroleum, L.P. receives substantially all revenues directly from the purchasers and subsequently disburses these revenues to interest owners. Substantially all trade accounts receivable were due from Texland Petroleum, L.P. at December 31, 2007 and 2006.

The price of oil and gas is affected by world wide supply and demand beyond the Partnership’s control. The monthly average price during the past five years for West Texas Sour (adjusted for gravity and marketing costs), the primary type of Partnership oil, and for the widely available NYMEX benchmark West Texas Intermediate are as follows:

Year	WTS	NYMEX
2003	$28.33	$31.08
2004	$37.23	$41.38
2005	$50.33	$56.56
2006	$58.68	$66.22
2007	$64.77	$72.39

From January 1, 2008 to March 4, 2008, monthly average oil prices of WTS oil ranged from $81.07 to $98.80 and NYMEX ranged from $92.97 to $94.92.

Item 1A. Risk Factors

The primary factor affecting Partnership net income and cash distributions is the price of oil and gas. Partnership oil and gas is sold on short-term contracts whose prices fluctuate widely from month to month in response to a world wide supply and demand and geopolitical factors over which the Partnership has no control.

Texland Drilling Program-1981 LTD will not incur any debt and will not request funds from the Limited Partners. Therefore, the existing reserves will be produced and depleted until exhausted; or until the Partnerships properties are sold. Unless prices rise to offset this depletion, the Partners can anticipate declining future net income and cash distributions.

Our reserve estimates depend on many assumptions that may be inaccurate, which could materially adversely affect the quantities and value of our reserves. Future oil and gas prices, operating costs, developmental capital expenditures, state production taxes and abandonment costs, are such factors over which we have limited control and will likely vary from estimates; and these variations could materially affect the estimates of economically available quantities of oil and gas.

Increased governmental regulation and taxes imposed at the wellhead may increase in the future and could materially affect the cash distributions to the Partners.

Limited Partners have limited voting rights and therefore have limited ability to affect Partnership operations.

The Partnership can be terminated under certain circumstances. The General Partner may sell all of the assets of the Partnership and terminate the Partnership. The expiration of the Partnership term could cause the Partnership to be reformed as a nominee entity without limited liability protection.

Item 1B. Unresolved Staff Comments

None.

Item 2 — Properties

The Partnership currently has an interest in 286 active gross oil and gas wells, representing 22.06 net wells. Two of the gross wells and 0.45 of the net wells are gas wells and the remainder are oil wells.

The Partnership currently has 278 oil wells included in 8 different enhanced recovery projects operated by Texland Petroleum, L. P. Such enhanced recovery projects are designed to pressurize the oil bearing reservoirs and increase the producing rates, property life and overall ultimate recovery of oil.

The Partnership has interests in 21,087 gross and 1,756 net acres, all of which are fully developed. The Partnership has no plans to acquire any additional acreage.

Item 3 — Legal Proceedings

None

Item 4 — Submission of Matters to a Vote of Security Holders

None

PART II

Item 5 — Market for Registrant’s Common Equity and Related Stockholder Matters

Omitted. Not applicable.

Item 6 — Selected Financial Data

The following table presents selected financial data for each of the past five years ended December 31, 2007. The data has been derived from the audited financial statements:

TEXLAND DRILLING PROGRAM – 1981, LTD.

SELECTED FINANCIAL INFORMATION

FOR THE YEAR ENDED DECEMBER 31,

	2007	2006	2005	2004	2003
Revenues	$2,548,394	$2,346,334	$2,228,832	$1,742,842	$1,479,631

Income before cumulative effect of change in accounting principle	1,312,050	1,284,051	1,248,156	868,821	666,707
Cumulative effect of change in accounting principle					214,257

Net Income	$1,312,050	$1,284,051	$1,248,156	$868,821	$880,964

Allocation of Net Income:
Limited Partners	$635,346	$627,418	$599,288	$410,104	$227,971
General Partners	676,704	656,633	648,868	458,717	652,993

	$1,312,050	$1,284,051	$1,248,156	$868,821	$880,964

Net Income per $5,000
Limited Partner Units (2,425 Units Outstanding)	$262	$259	$247	$169	$127
Cumulative effect of change in accounting principle					(33)

	$262	$259	$247	$169	$94

BALANCE SHEET DATA:
Total Assets	$2,386,426	$2,211,240	$2,091,047	$1,852,199	$1,820,165
Total Liabilities	$498,727	$416,659	$415,921	$243,963	$214,415
Partners’ Equity	$1,887,699	$1,794,581	$1,675,126	$1,608,236	$1,605,750

PARTNERSHIP CASH DISTRIBUTIONS
Limited Partner (per $5,000 unit)	$221	$240	$234	$170	$142
General Partner	$728,000	$778,600	$665,700	$480,100	$410,950

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Risk Factors and Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

Certain information included in Items 1 and Items 7 of this report contains certain statements that may constitute forward-looking statements within the meaning of Securities and Exchange regulations. Such forward-looking statements are based upon the current expectations of Texland Drilling Program-1981, Ltd. and speak only as of the date made.

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

Financial Results

Oil sales increased by 15% and gas sales decreased by 29% in 2007 as compared to 2006. The average price of Partnership oil increased by approximately 5% in 2007. The price of gas sold by the Partnership in 2007, which represents approximately 9% of total sales, decreased by approximately 2% in 2007. Gas volume sales decreased by 28% in 2007 as compared to 2006 primarily due to a decrease in the Partnership’s interest in the Partnership’s two major gas wells as a result of contractual provisions.

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

In addition, normal and expected declines were experienced in the production of existing oil and gas wells in 2007, 2006 and 2005. These declines were somewhat offset by increased production from in-fill developmental oil wells drilled during 2007, 2006 and 2005.

Fees to the managing general partner remained constant in 2007 as compared to 2006. They decreased by 15% in 2006, and increased by less than 3% in 2005 due to discretionary changes in fees charged by the General Partner. Such changes are within the allowable fees specified by the provisions of the Partnership Agreement.

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

Depreciation, depletion and amortization for 2007, 2006, and 2005 were $148,415, $142,225 and $106,581. Changes in depreciation, depletion and amortization for the period 2005 through 2007, were due primarily to the effect that changes in oil and gas prices have on the calculation of estimated future economically recoverable oil and gas reserves; and due to normal expected declines in the recoverable reserves due to production.

On January 1, 2003, the Partnership adopted Statements of Financial Accounting Standard 143, “Accounting for Asset Retirement Obligations”. Accretion expense of $29,721, $28,102 and $10,925, respectively, was recorded for 2007, 2006, and 2005.

Production expenses increased by approximately 18% in 2007 as compared to 2006 due to a significant increase in workover activity and an increase in the cost of oil field services. Production expenses increased by approximately 9% in 2006 as compared to 2005 due to an increase in ad valorem taxes and workover activity.

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

Item 8 — Financial Statements and Supplementary Data:

See Index to Financial Statements on Page 14 of this report.

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

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

Item 9A — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting to determine whether any changes occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of our internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management has concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

PART III

Item 10 — Directors, Executive Officers and Corporate Governance of the Registrant

The Partnership has no officers, employees or directors. The background of the General Partners is as follows:

R. J. Schumacher—Age 78, Vice President and Co-Owner of Texland Petroleum, L.P. since May, 1967, has been an independent oil operator involved in drilling and producing operations and the financing of oil and gas prospects, principally in West Texas, Oklahoma and Arkansas. He has served as an executive officer with Texland since its incorporation. For more than ten years prior to becoming an independent oil operator, Mr. Schumacher was the chief financial officer, contract drilling manager and land supervisor for an independent oil and gas drilling contractor and operator. He received a Bachelor of Science in Commerce degree from Texas Christian University in 1950 and a Master in Professional Accounting degree from the University of Texas in 1951.

J. N. Namy—Age 69, President and Chief Executive Officer of Texland Petroleum, L.P., was employed by Texland as a geologist in June 1978. From 1967 to 1970 he was employed by Pan American Petroleum Corp. in the Fort Worth Division. From 1970 to 1978 he taught at Baylor University achieving the rank of Associate Professor. During this time, he served as a consultant for several independent petroleum companies working on exploration and development projects in the Eastern Shelf and the Permian Basin of West Texas and New Mexico, as well as the southern Rockies of New Mexico and Colorado. He received his Bachelor and Master degrees from Western Reserve University in Cleveland, Ohio and his Ph. D. degree from the University of Texas at Austin in 1969. Mr. Namy is a member of the American Association of Petroleum Geologists, Geological Society of America and the Society of Economic Paleontologists and Mineralogists.

J. H. Wilkes—Age 52 President and Chief Operating Officer of Texland Petroleum, L.P., was employed by Texland as a reservoir engineer in August 1984. From 1978 to 1984, he was employed by Sun Exploration and Production Company in Midland and Abilene, Texas. The first three years he served as a production engineer and for the remaining three years he served as a reservoir engineer. He received a Bachelor of Science degree in Petroleum Engineering from Texas A&M University in 1978. He is a member of the Society of Petroleum Engineers, A.I.M.E. and is a registered professional engineer in Texas.

The Partnership has not adopted a formal code of ethics.

Item 11 — Executive Compensation

See Item 13 of this report for information with respect to payments to the Managing General Partner.

Item 12 — Security Ownership of Certain Beneficial Owners and Management

Omitted. Not applicable to Registrant.

Item 13 — Certain Relationships and Related Transactions

Contributions by General Partners

Under terms of the Partnership agreement, Texland Properties—1981 is charged for certain costs related to drilling and production operations, which are required to be capitalized for federal income tax purposes. These costs are treated as capital contributions. In addition, Texland Properties—1981 and Texland Petroleum, L.P. currently hold 38.75 units and 6 units, respectively. These investments as a limited partner are reported with other limited partners’ capital in the accompanying financial statements.

Payments to Managing General Partner

The Partnership was charged $186,118 $180,585 and $191,787 in 2007, 2006 and 2005, respectively, for technical and accounting services performed by employees of the managing general partner. These charges are included in intangible development costs, production expenses and fees to managing general partner.

Item 14 — Principal Accountant Fees and Services

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

The following table sets forth the aggregate fees for professional services rendered to Texland Drilling Program-1981, Ltd. for the years 2007, 2006 and 2005 by the accounting firm Weaver and Tidwell, LLP

Type of Fee	2007	2006	2005
Audit	23,700	20,700	22,800

The General Partners of Texland Drilling Program-1981, Ltd. fulfill the responsibilities of an audit committee and have established policies and procedures for the approval of audit services and permitted non-audit services. The General Partners approved the engagement of Weaver and Tidwell L.L.P. for the performance of audit services for the years 2007, 2006, and 2005.

Item 15 — Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

On May 4, 2005, the Registrant engaged Weaver and Tidwell as it’s independent auditors for the fiscal year ending December 31, 2004.

(c) Item 601 (Reg. S-K) Exhibits:

None

(d) Other Financial Statements and Financial Statement Schedules:

Not applicable.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXLAND DRILLING PROGRAM-1981, LTD.
Registrant

By	/s/ M. E. Chapman
M. E. Chapman, Vice President - Finance
	Texland Petroleum, L.P.	Date March 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ R. J. Schumacher
R. J. Schumacher, Vice President
	Texland Petroleum, L.P.	Date March 28, 2008

By	/s/ J. N. Namy
J. N. Namy, President & C.E.O.
	Texland Petroleum, L.P.	Date March 28, 2008

By	/s/ J. H. Wilkes
J. H. Wilkes, President & C.O.O.
	Texland Petroleum, L.P.	Date March 28, 2008

Texland Drilling Program-1981, LTD.

Fort Worth, Texas

Annual Financial Report

December 31, 2007

Texland Drilling Program-1981 (A Limited Partnership)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Texland Drilling Program-1981, Ltd.

Fort Worth, Texas

We have audited the accompanying balance sheets of Texland Drilling Program-1981, Ltd. (the Partnership) as of December 31, 2007 and 2006, and the related statements of income, partners’ capital and cash flows for each of the three years ended December 31, 2007, 2006, and 2005. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texland Drilling Program-1981, Ltd. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years ended December 31, 2007, 2006, and 2005 in conformity with accounting principles generally accepted in the United States of America.

WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas

March 28, 2008

Texland Drilling Program-1981 (A Limited Partnership)

Balance Sheets

December 31, 2007 and 2006

	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$141,479	$50,742
Accounts receivable:
Trade	255,303	187,144
Managing general partner	—	5,970

Total Current Assets	396,782	243,856

Property and Equipment (Successful Efforts Method)
Intangible development costs	7,727,462	7,642,391
Lease and well equipment	4,787,115	4,701,512
Producing leaseholds	161,495	161,495

	12,676,072	12,505,398
Less: Accumulated depreciation and depletion	10,686,428	10,538,014

	1,989,644	1,967,384

Total Assets	$2,386,426	$2,211,240

LIABILITIES
Current Liabilities
Accounts payable - Managing General Partner	$68,762	$51,089

Total Current Liabilities	68,762	51,089
Asset Retirement Liability	429,965	365,570

Total Liabilities	498,727	416,659
PARTNERS’ CAPITAL
Limited Partners - 2,425 units outstanding	1,335,980	1,236,559
General Partners	551,719	558,022

	1,887,699	1,794,581

Total Liabilities and Partners’ Capital	$2,386,426	$2,211,240

See accompanying notes to financial statements.

Texland Drilling Program-1981(A Limited Partnership)

Statements of Income

For the Years Ended December 31, 2007, 2006, and 2005

	2007	2006	2005
Revenue
Oil and gas sales	$2,547,053	$2,344,576	$2,227,565
Interest income	1,341	1,758	1,267

	2,548,394	2,346,334	2,228,832

Operating Expenses
Production expense	783,499	628,192	574,494
Depreciation, depletion and amortization	148,415	142,225	106,581
Fees to Managing General Partner	104,700	104,700	123,550
Severance tax	123,673	117,047	115,121
Other	46,336	42,017	50,005
Accretion expense	29,721	28,102	10,925

	1,236,344	1,062,283	980,676

Net Income	$1,312,050	$1,284,051	$1,248,156

Allocation of Net Income
Limited partners	635,346	627,418	599,288
General partners	676,704	656,633	648,868

	$1,312,050	$1,284,051	$1,248,156

Net Income Per $5,000 Limited Partner Unit (2,425 Units Outstanding)
Net income per limited partner unit	$262	$259	$247

See accompanying notes to financial statements.

Texland Drilling Program-1981 (A Limited Partnership)

Statements of Partners’ Capital

For the Years Ended December 31, 2007, 2006 and 2005

	Limited Partner	General Partner	Total
Balance at December 31, 2004	1,158,090	450,146	1,608,236

Partners’ Distributions	(566,238)	(665,700)	(1,231,938)
Partners’ Contributions		50,672	50,672
Net income	599,288	648,868	1,248,156

Balance at December 31, 2005	1,191,140	483,986	1,675,126

Partners’ Distributions	(582,000)	(778,600)	(1,360,600)
Partners’ Contributions		196,004	196,004
Net income	627,419	656,632	1,284,051

Balance at December 31, 2006	1,236,559	558,022	1,794,581

Partners’ Distributions	(535,925)	(728,000)	(1,263,925)
Partners’ Contributions		44,993	44,993
Net income	635,346	676,704	1,312,050

Balance at December 31, 2007	$1,335,980	$551,719	$1,887,699

See accompanying notes to financial statements.

Texland Drilling Program-1981 (A Limited Partnership)

Statements of Cash Flows

For the Years Ended December 31, 2007, 2006, and 2005

	2007	2006	2005
Cash Flows From Operating Activities
Net income	$1,312,050	$1,284,051	$1,248,156
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion expense	29,721	28,102	10,925
Depreciation, depletion and amortization	148,415	142,225	106,581
(Increase) Decrease in accounts receivable	(68,159)	64,367	(66,501)
Increase (Decrease) in accounts payable	17,673	(13,550)	6,690

Net Cash Provided by Operating Activities	1,439,700	1,505,195	1,305,851

Cash Flows From Investing Activities
Acquisition of property and equipment	(130,031)	(436,513)	(69,814)

Net Cash Used in Investing Activities	(130,031)	(436,513)	(69,814)

Cash Flows From Financing Activities
Partners’ contributions	44,993	196,004	50,672
Partners’ distributions	(1,263,925)	(1,360,600)	(1,231,938)

Net Cash Used in Financing Activities	(1,218,932)	(1,164,596)	(1,181,266)

Net Change in Cash and Cash Equivalents	90,737	(95,914)	54,771
Cash and Cash Equivalents - Beginning of Year	50,742	146,656	91,885

Cash and Cash Equivalents - End of Year	$141,479	$50,742	$146,656

See accompanying notes to financial statements.

Texland Drilling Program-1981 (A Limited Partnership)

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

Texland Drilling Program-1981 (A Limited Partnership)

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

Income Taxes

Income taxes have not been provided for by the Partnership, because the partners are liable for taxes on their respective shares of the Partnership’s taxable income. Beginning January 1, 2007, the Partnership is subject to the Texas Margin Tax.

In July, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of SFAS 109” (“FIN 48”). This interpretation clarifies the application of SFAS 109 by defining the criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an entity’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Partnership adopted the provisions of FIN 48 on January 1, 2007. The adoption of this standard did not have a material impact on the Partnership’s financial statements. No liabilities or assets have been recognized as a result of the implementation of Interpretation 48.

The Partnership’s income is passed through and paid at the partner level on a federal basis. The tax years 2004 to 2007 remain open to examination by the major taxing jurisdictions in which the partners are subject to tax.

Statement of Cash Flows

For purposes of these statements, the Partnership considers cash on deposits and highly liquid money market funds as cash and cash equivalents.

Net Income Allocation

Revenues and costs of the Partnership are allocated between the general and limited partners in accordance with the Partnership agreement.

Texland Drilling Program-1981 (A Limited Partnership)

Notes to Financial Statements

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

2. Costs Incurred in Oil and Gas Producing Activities

The following summarizes the Partnership’s costs incurred in its oil and gas activities, all of which were conducted within the United States, for the years ended December 31:

	Lease Acquisition Costs		Development Costs
	Expensed	Capitalized	Expensed	Capitalized
2007			$—	$130,031
2006			424	430,543
2005			391	69,814

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

5. Payments to Managing General Partner

The Partnership was charged $186,118, $180,585 and $191,787 in 2007, 2006 and 2005, respectively, for technical and accounting services performed by employees of the managing general partner. These charges are included in intangible development costs, production expenses and fees to managing general partner.

Supervisory fees charged to the Partnership by the managing general partner for drilling and operating the partnership wells were $211,324, $194,876 and $177,597 in 2007, 2006 and 2005, respectively, and are included in intangible development costs and production expenses. These charges are allocated between the general and limited partners based upon applicable revenue and expense sharing rates.

Texland Drilling Program-1981 (A Limited Partnership)

Notes to Financial Statements

6. Major Purchasers

Purchasers, which accounted for 10% or more of the Partnership’s sales, were as follows:

	2007	2006	2005
BP America	—	42%	—
Conoco Phillips	65%	26%	63%
Sun Partners Marketing and Terminals, L.P.	17%	18%	19%
Occidental Premium, Ltd.	—	13%	18%
Other	18%	1%	—

	100%	100%	100%

Texland Petroleum, L.P. receives substantially all revenues directly from the purchasers and subsequently disburses these revenues to interest owners. Substantially all trade accounts receivable were due from Texland Petroleum, L.P. at December 31, 2007, 2006 and 2005 for oil and gas sales to the above purchasers. Based on past experience, it is believed that all receivables are collectible.

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

The following table describes the changes in the Partnership’s asset retirement obligations for the years ended 2007, 2006 and 2005:

	2007	2006	2005
Asset retirement obligation, beginning of year	$365,570	$351,282	$186,014
Liability incurred during the period	2,758	6,768	2,148
Liabilities settled during the period	(1,441)	—	(478)
Revision in estimated cash flows	33,357	(20,582)	152,673
Accretion expense	29,721	28,102	10,925

Asset retirement obligation, end of year	$429,965	$365,570	$351,282

The estimate of the asset retirement obligations may change materially in the near term.

Texland Drilling Program-1981 (A Limited Partnership)

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

	Limited Partners	General Partners	Total
Net Income Differences for 2007:
Net income for financial reporting purposes	$635,346	$676,704	$1,312,050

Expenses for federal income tax purposes, capitalized for financial reporting purposes	(85,072)		(85,072)

Excess (Deficiency) of depreciation, depletion and amortization expense for financial reporting purposes over amounts for federal income tax purposes	102,616	(22,948)	79,668

Additional income (loss) for federal income tax purposes	17,544	(22,948)	(5,404)

Net income for federal income tax purposes	$652,890	$653,756	$1,306,646

Partners’ Capital Differences:
Partners’ capital at December 31, 2007, for financial reporting purposes	$1,335,980	$551,719	$1,887,699
Additional income (loss) for federal income tax purposes:
2007	17,544	(22,948)	(5,404)
2006	(142,878)	(1,100)	(143,978)
2005	54,177	(4,144)	50,033
2004	46,793	(10,423)	36,370
2003	131,934	(303,210)	(171,276)
2002	22,693	(7,866)	14,827
2001	(1,649)	37,048	35,399
2000	71,096	19,652	90,748
1999	96,076	20,149	116,225
1998 and prior	(284,369)	56,404	(227,965)
Investment tax credit basis reduction not recognized for financial reporting purposes		(38,802)	(38,802)

Partners’ capital December 31, 2007, for federal income tax purposes	$1,347,397	$296,479	$1,643,876

Texland Drilling Program-1981 (A Limited Partnership)

Notes to Financial Statements

9. Supplemental Oil and Gas Information (Unaudited)

Proved Oil and Gas Reserves

The following table summarizes the Partnership’s net ownership interests in estimated quantities of proved oil and gas reserves and changes in net proved reserves, all of which are located in the continental United States. All proved reserves are classified as proved developed.

	For the Years Ended December 31,
	2007		2006		2005
	Oil (Mbbls)	Gas (Mmcf)	Oil (Mbbls)	Gas (Mmcf)	Oil (Mbbls)	Gas (Mmcf)
Net proved reserves at beginning of year	304	1,252	357	1,014	358	1,073
Production	(35)	(60)	(33)	(88)	(35)	(90)
Extensions and discoveries	—	—	—	—	—	—
Revisions	60	(338)	(20)	326	34	31

Net proved reserves at end of year	329	854	304	1,252	357	1,014

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

Texland Drilling Program-1981 (A Limited Partnership)

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

The following table summarizes the Partnership’s standardized measure of discounted future net cash flows of its ownership interests in proved oil and gas reserves and changes in the standardized measure of discounted future net cash flows:

	2007	2006	2005
	(in thousands)
Future cash inflows	$30,910	$20,117	$24,613
Future production cost	(9,138)	(7,070)	(7,008)
Future development cost	—	—	(341)

	21,772	13,047	17,264
10% annual discount factor	(10,300)	(6,194)	(7,993)

Standardized measure of discounted future net cash flows	$11,472	$6,853	$9,271

The following table summarizes the changes in the Partnership’s standardized measure of discounted future net cash flows:

	2007	2006	2005
	(in thousands)
Oil and gas sales, net of production costs	$(1,639)	$(1,600)	$(1,538)
Net change in prices and production costs	5,629	(2,229)	3,924
Extensions and discoveries	0	0	0
Revisions of previous quantity estimates	228	879	1,285
Changes in production rates, timing and other	(284)	(736)	(176)
Change in development costs	0	341	(311)
Accretion of discount	685	927	553

Change in present value of future net revenues	4,619	(2,418)	3,737
Balance, beginning of year	6,853	9,271	5,534

Balance, end of year	$11,472	$6,853	$9,271

Texland Drilling Program-1981 (A Limited Partnership)

Notes to Financial Statements

10. Supplemental Oil and Gas Information (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2007 and 2006:

	First Quarter 2007	Second Quarter 2007	Third Quarter 2007	Fourth Quarter 2007
Fiscal 2007 Quarters
Revenues	$508,636	$562,306	$739,536	$737,916
Expenses	256,366	315,271	359,161	305,546

Net Income	252,270	247,035	380,375	432,370

Limited Partners	114,607	117,424	187,274	216,041
General Partner	137,663	129,611	193,101	216,329

	252,270	247,035	380,375	432,370

Net Income per Limited Partner unit	$47.26	$48.42	$77.23	$89.09

	First Quarter 2006	Second Quarter 2006	Third Quarter 2006	Fourth Quarter 2006
Fiscal 2006 Quarters
Revenues	$594,926	$599,466	$615,213	$536,729
Expenses	234,991	240,368	301,069	285,855

Net Income	359,935	359,098	314,144	250,874

Limited Partners	179,343	170,848	147,692	129,536
General Partner	180,592	188,250	166,452	121,338

	359,935	359,098	314,144	250,874

Net Income per Limited Partner unit	$73.96	$70.45	$60.90	$53.42