Form 10-Q
period 2008-03-31
TEXLAND DRILLING PROGRAM 1981
filed 2008-05-14
CIK 352507

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒.

Texland Drilling Program-1981, Ltd.

Index To Financial Statements

Reference Page

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Balance Sheets

March 31, 2008 and December 31, 2007

	03/31/08	12/31/07
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$207,917	$141,479
Accounts receivable—trade	308,171	255,303

Total Current Assets	516,088	396,782

Property and Equipment, at Cost (Successful Efforts Method)
Intangible development costs	7,727,945	7,727,462
Lease and well equipment	4,796,086	4,787,115
Producing leaseholds	161,495	161,495

	12,685,526	12,676,072
Accumulated depreciation, depletion and amortization	(10,719,741)	(10,686,428)

	1,965,785	1,989,644

Total Assets	$2,481,873	$2,386,426

LIABILITIES
Current Liabilities
Accounts payable—managing general partner	$91,522	$68,762

Total Current Liabilities	91,522	68,762

Asset retirement liability	439,457	429,965

Total Liabilities	530,979	498,727

PARTNERS’ CAPITAL
Limited partners—2,425 units outstanding	1,377,361	1,335,980
General partners	573,533	551,719

	1,950,894	1,887,699

Total Liabilities and Partners’ Capital	$2,481,873	$2,386,426

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue
Oil and gas sales	$833,214	$501,939
Interest income	252	351
Gain on sale	—	6,346

	833,466	508,636

Operating Expenses
Fees to managing general partner	26,175	26,175
Production expense	182,595	142,012
Severance tax	39,996	23,570
Depreciation, depletion and amortization	33,313	33,195
Other	6,452	24,284
Accretion expense	9,492	7,130

	298,023	256,366

Net Income	$535,443	$252,270

Allocation of Net Income
Limited partners	$267,997	$114,607
General partners	267,446	137,663

	$535,443	$252,270

Net Income per $5,000 Limited Partner Unit (2,425 Units Outstanding)
Net income per limited partner unit	$110.51	$47.26

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Statements of Partners’ Capital

Three Months Ended March 31, 2008

(Unaudited)

	Limited Partners	General Partners	Total
Balance at December 31, 2007	$1,335,980	$551,719	$1,887,699
Partners’ distributions	(226,616)	(254,600)	(481,216)
Partners’ contributions		8,968	8,968
Net income	267,997	267,446	535,443

Balance at March 31, 2008	$1,377,361	$573,533	$1,950,894

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Statements of Cash Flows

Three Months Ended March 31, 2008 and 2007

(Unaudited)

	2008	2007
Operating Activities
Net income	$535,443	$252,270

Adjustments to reconcile net income to net cash provided by operating activities:
Accretion expense	9,492	7,130
Depreciation, depletion and amortization	33,313	33,195
Gain on sale of equipment	—	(6,346)
(Increase) decrease in accounts receivable	(52,869)	6,893
(Decrease) increase in accounts payable	22,757	14,685
Other	—	374

	12,693	55,931

Net cash provided by operating activities	548,136	308,201

Investing Activities
Acquisition of property and equipment	(9,450)	(1,322)

Net cash used in investing activities	(9,450)	(1,322)

Financing Activities
Partners’ contributions	8,968	(4,915)
Partners’ distributions	(481,216)	(236,862)

Net cash used in financing activities	(472,248)	(241,777)

Net Change in Cash	66,438	65,102
Cash—beginning of year	141,479	50,742

Cash—End of Quarter	$207,917	$115,844

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

In the opinion of management, all adjustments (consisting of normal occurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the entire year.

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

3. Payments To Managing General Partner

In consideration of its management services rendered, the Managing General Partner is entitled to charge management fees to the Partnership. In addition, for the three months ended March 31, 2008 and March 31, 2007, the Partnership was charged $46,530 and $45,146 respectively for technical services, accounting services, and supervisory services performed by the employees of the Managing General Partner and such charges are included in intangible development costs, production expenses and fees to Managing General Partner. These charges are allocated between the General and Limited Partners based upon applicable revenue and expense sharing rates.

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

Financial Results

Oil sales increased by 71% and gas sales increased by 29% for the three months of 2008 as compared to 2007. The average price of Partnership oil increased by approximately 76% over the same period. The price of gas sold by the Partnership in the first three months of 2008, which represents approximately 8% of total sales, increased by 49% in 2008. Oil volumes decreased by 3% and gas volumes decreased by 4% in 2008 as compared to 2007 due to normal declines of reserves over the life of the properties.

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

From January 1, 2008 to March 31, 2008, monthly average oil prices of WTS oil ranged from $86.89 to $98.08 and NYMEX ranged from $92.96 to $105.15.

Fees to the managing general partner remained constant in 2008 as compared to 2007.

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

Depreciation, depletion and amortization for the three months ended March 31, 2008 and 2007 were $33,313 and $33,195 respectively. Changes in depreciation and depletion for 2008 are due primarily to the effect that changes in oil and gas prices have on the calculation of estimated future economically recoverable oil and gas reserves; and due to normal expected declines in the recoverable reserves due to production.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Partnership’s major market risk exposure is in the pricing applicable to our oil and natural gas production. Market risk refers to the risk of loss from adverse changes in oil and natural gas prices. Realized pricing is primarily driven by the prevailing domestic price for crude oil and spot prices applicable to the region in which we produce natural gas. Historically, prices received for oil and natural gas production have been volatile and unpredictable. We expect pricing volatility to continue. Oil prices ranged from a low of $44.22 per barrel to a high of $62.64 during 2007. Natural gas prices we received during 2007 ranged from a low of $1.90 per Mcf to a high of $7.57 per Mcf. During 2008 oil prices ranged from a low of $83.85 to a high of $93.94. Natural gas prices we received during 2008 ranged from a low of $2.93 per Mcf to a high of $10.49 per Mcf. A significant decline in the prices of oil or natural gas could have a material effect on our financial condition and results of operations.

The Partnership employs no derivative instruments in order to minimize our exposure to the aforementioned commodity price volatility. The Partnership has no bank debt and has no plans to incur such indebtedness.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

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

TEXLAND DRILLING PROGRAM-1981, LTD.
Registrant

By	/s/ M. E. Chapman
M. E. Chapman, Vice President - Finance
	Texland Petroleum, L.P.	Date May 13, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ R. J. Schumacher
R. J. Schumacher, Chairman of the Board
	Texland Petroleum, L.P.	Date May 13, 2008

By	/s/ J. N. Namy
J. N. Namy, President & C.E.O.
	Texland Petroleum, L.P.	Date May 13, 2008

By	/s/ J. H. Wilkes
J. H. Wilkes, President & C.O.O.
Texland Petroleum, L.P.
Date May 13, 2008