Form 10-Q
period 2008-06-30
TEXLAND DRILLING PROGRAM 1981
filed 2008-08-13
CIK 352507

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒.

Texland Drilling Program-1981, Ltd.

Index To Financial Statements

Reference Page

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Balance Sheets

June 30, 2008 and December 31, 2007

	06/30/08	12/31/07
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$230,212	$141,479
Accounts receivable—trade	364,654	255,303

Total Current Assets	594,866	396,782

Property and Equipment, at Cost (Successful Efforts Method)
Intangible development costs	7,729,358	7,727,462
Lease and well equipment	4,812,438	4,787,115
Producing leaseholds	161,495	161,495

	12,703,291	12,676,072
Accumulated depreciation, depletion and amortization	(10,751,061)	(10,686,428)

	1,952,230	1,989,644

Total Assets	$2,547,096	$2,386,426

LIABILITIES
Current Liabilities
Accounts payable—managing general partner	$107,863	$68,762

Total Current Liabilities	107,863	68,762

Asset retirement liability	448,949	429,965

Total Liabilities	556,812	498,727

PARTNERS’ CAPITAL
Limited partners—2,425 units outstanding	1,407,608	1,335,980
General partners	582,676	551,719

	1,990,284	1,887,699

Total Liabilities and Partners’ Capital	$2,547,096	$2,386,426

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue
Oil and gas sales	$1,032,426	$561,926	$1,865,640	$1,063,865
Interest income	183	380	435	731
Gain on sale	—	—	—	6,346

	1,032,609	562,306	1,866,075	1,070,942

Operating Expenses
Fees to managing general partner	26,175	26,175	52,350	52,350
Production expense	225,148	209,311	407,743	351,321
Severance tax	49,651	26,738	89,647	50,308
Depreciation, depletion and amortization	31,320	32,271	64,633	65,467
Other	20,798	13,646	27,250	37,930
Accretion expense	9,492	7,130	18,984	14,261

	362,584	315,271	660,607	571,637

Net Income	$670,025	$247,035	$1,205,468	$499,305

Allocation of Net Income
Limited partners	$329,736	$117,424	$597,732	$232,031
General partners	340,289	129,611	607,736	267,274

	$670,025	$247,035	$1,205,468	$499,305

Net Income per $5,000 Limited Partner Unit (2,425 Units Outstanding)
Net income per limited partner unit	$135.97	$48.42	$246.49	$95.68

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Statements of Partners’ Capital

Six Months Ended June 30, 2008

(Unaudited)

	Limited Partners	General Partners	Total
Balance at December 31, 2007	$1,335,980	$551,719	$1,887,699
Partners’ distributions	(526,104)	(602,100)	(1,128,204)
Partners’ contributions	—	25,321	25,321
Net income	597,732	607,736	1,205,468

Balance at June 30, 2008	$1,407,608	$582,676	$1,990,284

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Statements of Cash Flows

Six Months Ended June 30, 2008 and 2007

(Unaudited)

	2008	2007
Operating Activities
Net income	$1,205,468	$499,305

Adjustments to reconcile net income to net cash provided by operating activities:
Accretion expense	18,984	14,261
Depreciation, depletion and amortization	64,633	65,467
Gain on sale of equipment	—	(6,346)
(Increase) decrease in accounts receivable	(109,351)	(6,309)
(Decrease) increase in accounts payable	39,101	51,077
Other	—	377

	13,367	118,527

Net cash provided by operating activities	1,218,835	617,832

Investing Activities
Acquisition of property and equipment	(27,219)	(27,323)

Net cash used in investing activities	(27,219)	(27,323)

Financing Activities
Partners’ contributions	25,321	8,997
Partners’ distributions	(1,128,204)	(558,012)

Net cash used in financing activities	(1,102,883)	(549,015)

Net Change in Cash	88,733	41,494
Cash—beginning of year	141,479	50,742

Cash—End of Quarter	$230,212	$92,236

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

In the opinion of management, all adjustments (consisting of normal occurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the entire year.

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

3. Payments To Managing General Partner

In consideration of its management services rendered, the Managing General Partner is entitled to charge management fees to the Partnership. In addition, for the three and six months ended June 30, 2008 and June 30, 2007, the Partnership was charged $58,916 and $48,719 and $113,322 and $97,438 respectively for technical services, accounting services, and supervisory services performed by the employees of the Managing General Partner and such charges are included in intangible development costs, production expenses and fees to Managing General Partner. These charges are allocated between the General and Limited Partners based upon applicable revenue and expense sharing rates.

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

Where any forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statements, we caution that while we believe these assumptions or bases to be reasonable and to be made in good faith, assumed facts or bases almost always vary from actual results and the difference between assumed facts or bases and the actual results could be material, depending on the circumstances.

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

Financial Results

Oil sales increased by 81% and gas sales increased by 29% for the six months of 2008 as compared to 2007. The average price of Partnership oil increased by approximately 88% over the same period. The price of gas sold by the Partnership in the first six months of 2008, which represents approximately 8% of total sales, increased by 51% in 2008. Oil volumes decreased by 4% due to normal declines of reserves over the life of the properties. Gas volumes decreased by 15% in 2008 as compared to 2007 due primarily to a 13% decrease in volumes for the two primary gas wells.

The price of oil and gas is affected by world wide supply and demand and is beyond the Partnership’s control. The monthly average price during the past three years for West Texas Sour (adjusted for gravity and marketing costs), the primary type of Partnership oil, and for the widely available NYMEX benchmark West Texas Intermediate are as follows:

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Year	WTS	NYMEX
2004	$37.23	$41.38
2005	$50.33	$56.56
2006	$58.68	$66.22
2007	$67.20	$72.23

From January 1, 2008 to June 30, 2008, monthly average oil prices of WTS oil ranged from $86.89 to $127.42 and NYMEX ranged from $92.96 to $134.60.

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

Depreciation, depletion and amortization for the three months and six months ended June 30, 2008 and 2007 were $31,320 and $32,271 and $64,633 and $65,467 respectively. Changes in depreciation and depletion for 2008 are due primarily to the effect that changes in oil and gas prices have on the calculation of estimated future economically recoverable oil and gas reserves; and due to normal expected declines in the recoverable reserves due to production.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Partnership’s major market risk exposure is in the pricing applicable to our oil and natural gas production. Market risk refers to the risk of loss from adverse changes in oil and natural gas prices. Realized pricing is primarily driven by the prevailing domestic price for crude oil and spot prices applicable to the region in which we produce natural gas. Historically, prices received for oil and natural gas production have been volatile and unpredictable. We expect pricing volatility to continue. Oil prices ranged from a low of $44.22 per barrel to a high of $62.64 during 2007. Natural gas prices we received during 2007 ranged from a low of $1.90 per Mcf to a high of $7.57 per Mcf. During 2008 oil prices ranged from a low of $82.66 to a high of $134.44. Natural gas prices we received during 2008 ranged from a low of $1.57 per Mcf to a high of $12.31 per Mcf. A significant decline in the prices of oil or natural gas could have a material effect on our financial condition and results of operations.

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

Part II. Other Information

Items 1,2,3,4 and 5 are not applicable and have been omitted.

Item 6

(a)	Exhibits:

31.1	Certification by the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by CEO & CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXLAND DRILLING PROGRAM-1981, LTD.
Registrant

By	/s/ M. E. Chapman
M. E. Chapman, Vice President—Finance
	Texland Petroleum, L.P.	Date August 13, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ R. J. Schumacher
R. J. Schumacher, Chairman of the Board
	Texland Petroleum, L.P.	Date August 13, 2008

By	/s/ J. N. Namy
J. N. Namy, President & C.E.O.
	Texland Petroleum, L.P.	Date August 13, 2008

By	/s/ J. H. Wilkes
J. H. Wilkes, President & C.O.O.
Texland Petroleum, L.P.
Date August 13, 2008