Form 10-Q
period 2008-09-30
TEXLAND DRILLING PROGRAM 1981
filed 2008-11-13
CIK 352507

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2008	Commission File Number 2-71865

TEXLAND DRILLING PROGRAM-1981, LTD.

(Name of Registrant)

TEXAS	75-1791491
(State of Organization)	(I.R.S. Employer Identification No.)

777 Main Street, Suite 3200 Fort Worth, Texas	76102
(Address of Executive Offices)	Zip Code

Registrant’s Telephone Number (817) 336-2751

Securities registered pursuant to Section 12(b) of the Act:

2425 Units of Limited Partnership Interest	None
(Title of Class)	(Voting Units)

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

Texland Drilling Program-1981, Ltd.

Index To Financial Statements

Reference Page

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Balance Sheets

September 30, 2008 and December 31, 2007

	09/30/08	12/31/07
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$272,033	$141,479
Accounts receivable - trade	307,017	255,303

Total Current Assets	579,050	396,782

Property and Equipment, at Cost (Successful Efforts Method)
Intangible development costs	7,730,081	7,727,462
Lease and well equipment	4,830,309	4,787,115
Producing leaseholds	161,495	161,495

	12,721,885	12,676,072
Accumulated depreciation, depletion and amortization	(10,782,410)	(10,686,428)

	1,939,475	1,989,644

Total Assets	$2,518,525	$2,386,426

LIABILITIES
Current Liabilities
Accounts payable - managing general partner	$103,285	$68,762

Total Current Liabilities	103,285	68,762

Asset retirement liability	458,441	429,965

Total Liabilities	561,726	498,727

PARTNERS’ CAPITAL
Limited partners - 2,425 units outstanding	1,382,247	1,335,980
General partners	574,552	551,719

	1,956,799	1,887,699

Total Liabilities and Partners’ Capital	$2,518,525	$2,386,426

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue
Oil and gas sales	$1,048,383	$739,228	$2,914,023	$1,803,093
Interest income	233	308	668	1,039
Gain on sale	—	—	—	6,346

	1,048,616	739,536	2,914,691	1,810,478

Operating Expenses
Fees to managing general partner	26,175	26,175	78,525	78,525
Production expense	221,772	233,984	629,515	585,307
Severance tax	50,257	34,412	139,904	84,720
Depreciation, depletion and amortization	31,349	53,918	95,982	119,384
Other	19,118	3,542	46,368	41,472
Accretion expense	9,492	7,130	28,476	21,390

	358,163	359,161	1,018,770	930,798

Net Income	$690,453	$380,375	$1,895,921	$879,680

Allocation of Net Income
Limited partners	$321,049	$187,274	$918,782	$419,305
General partners	369,404	193,101	977,139	460,375

	$690,453	$380,375	$1,895,921	$879,680

Net Income per $5,000 Limited Partner Unit (2,425 Units Outstanding)
Net income per limited partner unit	$132.39	$77.23	$378.88	$172.91

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Statements of Partners’ Capital

Nine Months Ended September 30, 2008

(Unaudited)

	Limited Partners	General Partners	Total
Balance at December 31, 2007	$1,335,980	$551,719	$1,887,699
Partners’ distributions	(872,515)	(997,500)	(1,870,015)
Partners’ contributions	—	43,194	43,194
Net income	918,782	977,139	1,895,921

Balance at September 30, 2008	$1,382,247	$574,552	$1,956,799

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

Statements of Cash Flows

Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	2008	2007
Operating Activities
Net income	$1,895,921	$879,680

Adjustments to reconcile net income to net cash provided by operating activities:
Accretion expense	28,476	21,390
Depreciation, depletion and amortization	95,982	119,384
Gain on sale of equipment	—	(6,346)
(Increase) decrease in accounts receivable	(51,714)	(74,975)
(Decrease) increase in accounts payable	34,523	86,098
Other	—	375

	107,267	145,926

Net cash provided by operating activities	2,003,188	1,025,606

Investing Activities
Acquisition of property and equipment	(45,813)	(112,667)

Net cash used in investing activities	(45,813)	(112,667)

Financing Activities
Partners’ contributions	43,194	32,547
Partners’ distributions	(1,870,015)	(875,200)

Net cash used in financing activities	(1,826,821)	(842,653)

Net Change in Cash	130,554	70,286
Cash - beginning of year	141,479	50,742

Cash - End of Quarter	$272,033	$121,028

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

In the opinion of management, all adjustments (consisting of normal occurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the entire year.

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

3. Payments To Managing General Partner

In consideration of its management services rendered, the Managing General Partner is entitled to charge management fees to the Partnership. In addition, for the three and nine months ended September 30, 2008 and September 30, 2007, the Partnership was charged $57,245 and $170,567 and $48,719 and $146,157 respectively for technical services, accounting services, and supervisory services performed by the employees of the Managing General Partner and such charges are included in intangible development costs, production expenses and fees to Managing General Partner. These charges are allocated between the General and Limited Partners based upon applicable revenue and expense sharing rates.

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

Financial Results

Oil sales increased by 74% and gas sales increased by 30% for the nine months of 2008 as compared to 2007. The average price of Partnership oil increased by approximately 74% over the same period. The price of gas sold by the Partnership in the first nine months of 2008, which represents approximately 7% of total sales, increased by 52% in 2008. Oil volumes decreased by less than 1% due to normal declines of reserves over the life of the properties. Gas volumes decreased by 15% in 2008 as compared to 2007 due primarily to a 13% decrease in volumes for the two primary gas wells.

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

Texland Drilling Program-1981, Ltd.

(A Limited Partnership)

From January 1, 2008 to September 30, 2008, monthly average oil prices of WTS oil ranged from $84.14 to $125.53 and NYMEX ranged from $89.61 to $130.93.

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

Depreciation, depletion and amortization for the three months and nine months ended September 30, 2008 and 2007 were $31,349 and $95,982 and $53,918 and $119,384 respectively. Changes in depreciation and depletion for 2008 are due primarily to the effect that changes in oil and gas prices have on the calculation of estimated future economically recoverable oil and gas reserves; and due to normal expected declines in the recoverable reserves due to production.

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

The Partnership’s major market risk exposure is in the pricing applicable to our oil and natural gas production. Market risk refers to the risk of loss from adverse changes in oil and natural gas prices. Realized pricing is primarily driven by the prevailing domestic price for crude oil and spot prices applicable to the region in which we produce natural gas. Historically, prices received for oil and natural gas production have been volatile and unpredictable. We expect pricing volatility to continue. Oil prices ranged from a low of $44.22 per barrel to a high of $78.83 during 2007. Natural gas prices we received during 2007 ranged from a low of $1.60 per Mcf to a high of $8.93 per Mcf. During 2008 oil prices ranged from a low of $81.07 to a high of $142.63. Natural gas prices we received during 2008 ranged from a low of $6.99 per Mcf to a high of $13.35 per Mcf. A significant decline in the prices of oil or natural gas could have a material effect on our financial condition and results of operations.

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

TEXLAND DRILLING PROGRAM-1981, LTD.
Registrant

By	/s/ M. E. Chapman
M. E. Chapman, Vice President - Finance
	Texland Petroleum, L.P.	Date November 13, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ R. J. Schumacher
R. J. Schumacher, Chairman of the Board
	Texland Petroleum, L.P.	Date November 13, 2008

By	/s/ J. N. Namy
J. N. Namy, President & C.E.O.
	Texland Petroleum, L.P.	Date November 13, 2008

By	/s/ J. H. Wilkes
J. H. Wilkes, President & C.O.O.
	Texland Petroleum, L.P.	Date November 13, 2008