Form 10-K
period 2008-12-31
TEXLAND DRILLING PROGRAM 1981
filed 2009-03-31
CIK 352507

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 2-71865

TEXLAND DRILLING PROGRAM-1981, LTD.

(Exact Name of Registrant as Specified in its Partnership Agreement)

Texas	75-1791491
(State or Other Jurisdiction of Incorporation or Organization)	(I. R. S. Employer Identification No.)

777 Main Street, Suite 3200, Fort Worth, Texas	76102
(Address of Principal Executive Offices)	(Zip Code)

(817) 336-2751

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
2425 Units of Limited Partnership Interest	None

Securities registered pursuant to Section 12(g) of the Exchange Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer, “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I

Item 1. Business

Texland Drilling Program-1981, Ltd. (a Limited Partnership) was formed on July 20, 1981 with $12,125,000 in aggregate Limited Partnership subscriptions for the purpose of engaging in the exploration for oil and gas. Such exploration has taken place principally in the geological area known as the Texas Permian Basin. The Partnership’s drilling and exploration phase is complete. Development of the Partnership’s properties is also complete; except for possible occasional developmental drilling which may be undertaken to the extent necessary to insure the maximum commercial recovery of reserves. In 2008, the Partnership re-completed three developmental wells.

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

Purchasers, which accounted for 10% or more of the Partnership’s sales, were as follows:

	2008	2007	2006
BP America			42%
Conoco Phillips	68%	65%	26%
Sun Partners Marketing and Terminals, L.P.	15%	17%	18%
Occidental Premium, Ltd.			13%
Other	17%	18%	1%

	100%	100%	100%

Texland Petroleum, L.P. as the operator receives substantially all revenues directly from the purchasers and subsequently disburses these revenues to interest owners. Substantially all trade accounts receivable were due from Texland Petroleum, L.P. at December 31, 2008 and 2007.

The price of oil and gas is affected by world wide supply and demand beyond the Partnership’s control. The monthly average price during the past five years for West Texas Sour (adjusted for gravity and marketing costs), the primary type of Partnership oil, and for the widely available NYMEX benchmark West Texas Intermediate are as follows:

Year	WTS	NYMEX
2004	$37.23	$41.38
2005	$50.33	$56.56
2006	$58.68	$66.22
2007	$64.77	$72.39
2008	$93.63	$99.75

From January 1, 2009 to March 4, 2009, monthly average oil prices of WTS oil ranged from $30.38 to $33.21 and NYMEX ranged from $39.40 to $42.99.

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

Item 1B. Unresolved Staff Comments

None.

Item 2 - Properties

The Partnership currently has an interest in 286 active gross oil and gas wells, representing 22.04 net wells. Two of the gross wells and 0.45 of the net wells are gas wells and the remainder are oil wells.

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

Item 3 - Legal Proceedings

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5 - Market for Registrant’s Common Equity and Related Stockholder Matters

Omitted. Not applicable.

Item 6 - Selected Financial Data

The following table presents selected financial data for each of the past five years ended December 31, 2008. The data has been derived from the audited financial statements:

TEXLAND DRILLING PROGRAM – 1981, LTD.

SELECTED FINANCIAL INFORMATION

FOR THE YEAR ENDED DECEMBER 31,

STATEMENT OF INCOME:

	2008	2007	2006	2005	2004
Revenues	$3,417,208	$2,548,394	$2,346,334	$2,228,832	$1,742,842

Net Income	$1,979,358	$1,312,050	$1,284,051	$1,248,156	$868,821

Allocation of Net Income:
Limited Partners	$984,323	$635,346	$627,418	$599,288	$410,104
General Partners	995,035	676,704	656,633	648,868	458,717

	$1,979,358	$1,312,050	$1,284,051	$1,248,156	$868,821

Net Income per $5,000
Limited Partner Units (2,425 Units Outstanding)	$406	$262	$259	$247	$169

BALANCE SHEET DATA:
Total Assets	$2,230,268	$2,386,426	$2,211,240	$2,091,047	$1,852,199

Total Liabilities	$686,790	$498,727	$416,659	$415,921	$243,963

Partners’ Equity	$1,543,478	$1,887,699	$1,794,581	$1,675,126	$1,608,236

PARTNERSHIP CASH DISTRIBUTIONS
Limited Partner (per $5,000 unit)	$495	$221	$240	$234	$170
General Partner	$1,178,600	$728,000	$778,600	$665,700	$480,100

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

Inherent in the present value calculation are numerous assumptions and judgments including the ultimate retirement costs, inflation factors, credit adjusted discount rates, timing of retirement, and changes in the legal and regulatory environments. To the extent future revisions to these assumptions impact the present value of the existing ARO liability, a corresponding adjustment is made to the oil and gas property balance. In addition, increases in the discounted ARO liability resulting from the passage of time will be reflected as accretion expense in the Statement of Income.

SFAS 143 required a cumulative adjustment to reflect the impact of implementing the statement had the rule been in effect since inception. The Partnership, therefore, calculated the cumulative accretion expense on the ARO liability and the cumulative depletion expense on the corresponding property balance to determine the impact of adopting this standard.

Financial Results

Oil sales increased by 36% and gas sales increased by 13% in 2008 as compared to 2007. The average price of Partnership oil increased by approximately 37% in 2008. The price of gas sold by the Partnership in 2008, which represents approximately 7% of total sales, increased by approximately 6% in 2008. Gas volumes decreased by 13% in 2008 as compared to 2007.

Oil sales increased by 15% and gas sales decreased by 29% in 2007 as compared to 2006. The average price of Partnership oil increased by approximately 5% in 2007. The price of gas sold by the Partnership in 2007, which represents approximately 9% of total sales, decreased by approximately 2% in 2007. Gas volumes decreased by 28% in 2007 as compared to 2006 primarily due to a decrease in the Partnership’s interest in the Partnership’s two major gas wells as a result of contractual provisions.

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

In addition, normal and expected declines were experienced in the production of existing oil and gas wells in 2008, 2007 and 2006. These declines were somewhat offset by increased production from in-fill developmental oil wells drilled during 2008, 2007 and 2006.

Fees to the managing general partner remained constant in 2008 as compared to 2007. They decreased by 13% in 2006, due to discretionary changes in fees charged by the General Partner. Such changes are within the allowable fees specified by the provisions of the Partnership Agreement.

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

Depreciation, depletion and amortization for 2008, 2007, and 2006 were $193,998, $148,415 and $142,225. Changes in depreciation, depletion and amortization for the period 2006 through 2008, were due primarily to the effect that changes in oil and gas prices have on the calculation of estimated future economically recoverable oil and gas reserves; and due to normal expected declines in the recoverable reserves due to production.

On January 1, 2003, the Partnership adopted Statements of Financial Accounting Standard 143, “Accounting for Asset Retirement Obligations”. Accretion expense of $37,966, $29,721 and $28,102, respectively, was recorded for 2008, 2007, and 2006.

Production expenses increased by approximately 13% in 2008 as compared to 2007 due to a significant increase in ad valorem taxes and an increase in the cost of oil field services. Production expenses increased by approximately 24% in 2007 as compared to 2006 due to a significant increase in workover activity.

Changes in oil prices substantially impact the net income and cash flow of the Partnership. All oil produced by the Partnership is sold under short term contracts that are immediately affected by changes in oil prices. Since 1981, world oil supply and demand conditions and other factors have caused prices to rise and decline in an essentially unpredictable manner. It is not possible to predict whether the recent dramatic volatility in oil prices will continue for the near or long term.

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

Item 7A - Quantitative and Qualitative Disclosure about Market Risk.

The Partnership has no derivative instruments.

Item 8 - Financial Statements and Supplementary Data:

See Index to Financial Statements on Page 13 of this report.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A - Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting to determine whether any changes occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of our internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management has concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance of the Registrant

The Partnership has no officers, employees or directors. The background of the General Partners is as follows:

R. J. Schumacher - Age 79, Vice President and Co-Owner of Texland Petroleum, L.P. since May, 1967, has been an independent oil operator involved in drilling and producing operations and the financing of oil and gas prospects, principally in West Texas, Oklahoma and Arkansas. He has served as an executive officer with Texland since its incorporation. For more than ten years prior to becoming an independent oil operator, Mr. Schumacher was the chief financial officer, contract drilling manager and land supervisor for an independent oil and gas drilling contractor and operator. He received a Bachelor of Science in Commerce degree from Texas Christian University in 1950 and a Master in Professional Accounting degree from the University of Texas in 1951.

J. N. Namy - Age 70, President and Chief Executive Officer of Texland Petroleum, L.P., was employed by Texland as a geologist in June 1978. From 1967 to 1970 he was employed by Pan American Petroleum Corp. in the Fort Worth Division. From 1970 to 1978 he taught at Baylor University achieving the rank of Associate Professor. During this time, he served as a consultant for several independent petroleum companies working on exploration and development projects in the Eastern Shelf and the Permian Basin of West Texas and New Mexico, as well as the southern Rockies of New Mexico and Colorado. He received his Bachelor and Master degrees from Western Reserve University in Cleveland, Ohio and his Ph. D. degree from the University of Texas at Austin in 1969. Mr. Namy is a member of the American Association of Petroleum Geologists, Geological Society of America and the Society of Economic Paleontologists and Mineralogists.

J. H. Wilkes - Age 53 President and Chief Operating Officer of Texland Petroleum, L.P., was employed by Texland as a reservoir engineer in August 1984. From 1978 to 1984, he was employed by Sun Exploration and Production Company in Midland and Abilene, Texas. The first three years he served as a production engineer and for the remaining three years he served as a reservoir engineer. He received a Bachelor of Science degree in Petroleum Engineering from Texas A&M University in 1978. He is a member of the Society of Petroleum Engineers, A.I.M.E. and is a registered professional engineer in Texas.

The Partnership has not adopted a formal code of ethics.

Item 11 - Executive Compensation

See Item 13 of this report for information with respect to payments to the Managing General Partner.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

Omitted. Not applicable to Registrant.

Item 13 - Certain Relationships and Related Transactions

Contributions by General Partners

Under terms of the Partnership agreement, Texland Properties - 1981 is charged for certain costs related to drilling and production operations, which are required to be capitalized for federal income tax purposes. These costs are treated as capital contributions. In addition, Texland Properties - 1981 and Texland Petroleum, L.P. currently hold 41.27 units and 12 units, respectively. These investments as a limited partner are reported with other limited partners’ capital in the accompanying financial statements.

Payments to Managing General Partner

The Partnership was charged $229,025 $186,118 and $180,585 in 2008, 2007 and 2006, respectively, for technical and accounting services performed by employees of the managing general partner. These charges are included in intangible development costs, production expenses and fees to managing general partner.

Item 14 - Principal Accountant Fees and Services

Weaver and Tidwell L.L.P. was engaged to perform audit services only.

The following table sets forth the aggregate fees for professional services rendered to Texland Drilling Program-1981, Ltd. for the years 2008, 2007 and 2006 by the accounting firm Weaver and Tidwell, LLP

Type of Fee	2008	2007	2006
Audit	26,500	23,700	20,700

The General Partners of Texland Drilling Program-1981, Ltd. fulfill the responsibilities of an audit committee and have established policies and procedures for the approval of audit services and permitted non-audit services. The General Partners approved the engagement of Weaver and Tidwell L.L.P. for the performance of audit services for the years 2008, 2007, and 2006.

Item 15 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)1 and (a)2 Financial Statement and Financial Statement Schedules

See Index to Financial Statements on Page 13 of this report.

(a)3 Item 601 (Reg. S-K) Exhibits:

None.

(a) Exhibits:

(31)	Certification by CEO & CFO Pursuant to Rule 13a-14(a)/15d-14(a).

(32)	Certification by CEO & CFO Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

None.

(c) Item 601 (Reg. S-K) Exhibits:

None.

(d) Other Financial Statements and Financial Statement Schedules:

Not applicable.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXLAND DRILLING PROGRAM-1981, LTD.
Registrant

By	/s/ M. E. Chapman	.
M. E. Chapman, Vice President - Finance
	Texland Petroleum, L.P.		Date March 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ R. J. Schumacher	.
R. J. Schumacher, Vice President
	Texland Petroleum, L.P.		Date March 30, 2009

By	/s/ J. N. Namy	.
J. N. Namy, President & C.E.O.
	Texland Petroleum, L.P.		Date March 30, 2009

By	/s/ J. H. Wilkes	.
J. H. Wilkes, President & C.O.O.
	Texland Petroleum, L.P.		Date March 30, 2009

Texland Drilling Program-1981, LTD.

Fort Worth, Texas

Annual Financial Report

December 31, 2008

Texland Drilling Program-1981 (A Limited Partnership)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Texland Drilling Program-1981, Ltd.

Fort Worth, Texas

We have audited the accompanying balance sheets of Texland Drilling Program-1981, Ltd. (the Partnership) as of December 31, 2008 and 2007, and the related statements of income, partners’ capital and cash flows for each of the three years ended December 31, 2008, 2007, and 2006. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texland Drilling Program-1981, Ltd. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years ended December 31, 2008, 2007, and 2006 in conformity with accounting principles generally accepted in the United States of America.

WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
March 30, 2009

Texland Drilling Program-1981, Ltd. (A Limited Partnership)

Balance Sheets

December 31, 2008 and 2007

	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$20,345	$141,479
Accounts receivable:
Trade	122,577	255,303

Total Current Assets	142,922	396,782

Property and Equipment (Successful Efforts Method)
Intangible development costs	7,828,324	7,727,462
Lease and well equipment	4,977,953	4,787,115
Producing leaseholds	161,495	161,495

	12,967,772	12,676,072
Less: Accumulated depreciation and depletion	10,880,426	10,686,428

	2,087,346	1,989,644

Total Assets	$2,230,268	$2,386,426

LIABILITIES

Current Liabilities
Accounts payable - Managing General Partner	$82,932	$68,762

Total Current Liabilities	82,932	68,762
Asset Retirement Liability	603,858	429,965

Total Liabilities	686,790	498,727

PARTNERS’ CAPITAL
Limited Partners - 2,425 units outstanding	1,120,413	1,335,980
General Partners	423,065	551,719

	1,543,478	1,887,699

Total Liabilities and Partners’ Capital	$2,230,268	$2,386,426

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd. (A Limited Partnership)

Statements of Income

For the Years Ended December 31, 2008, 2007, and 2006

	2008	2007	2006
Revenue
Oil and gas sales	$3,416,348	$2,547,053	$2,344,576
Interest income	860	1,341	1,758

	3,417,208	2,548,394	2,346,334

Operating Expenses
Production expense	882,940	783,499	628,192
Depreciation, depletion and amortization	193,998	148,415	142,225
Fees to Managing General Partner	104,700	104,700	104,700
Severance tax	164,476	123,673	117,047
Other	53,770	46,336	42,017
Accretion expense	37,966	29,721	28,102

	1,437,850	1,236,344	1,062,283

Net Income	$1,979,358	$1,312,050	$1,284,051

Allocation of Net Income
Limited partners	984,323	635,346	627,418
General partners	995,035	676,704	656,633

	$1,979,358	$1,312,050	$1,284,051

Net Income Per $5,000 Limited Partner Unit (2,425 Units Outstanding)

Net income per limited partner unit	$406	$262	$259

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd. (A Limited Partnership)

Statements of Partners’ Capital

For the Years Ended December 31, 2008, 2007 and 2006

	Limited Partner	General Partner	Total
Balance at December 31, 2005	1,191,140	483,986	1,675,126

Partners’ Distributions	(582,000)	(778,600)	(1,360,600)
Partners’ Contributions		196,004	196,004
Net income	627,419	656,632	1,284,051

Balance at December 31, 2006	1,236,559	558,022	1,794,581

Partners’ Distributions	(535,925)	(728,000)	(1,263,925)
Partners’ Contributions		44,993	44,993
Net income	635,346	676,704	1,312,050

Balance at December 31, 2007	1,335,980	551,719	1,887,699

Partners’ Distributions	(1,199,890)	(1,178,600)	(2,378,490)
Partners’ Contributions		54,911	54,911
Net income	984,323	995,035	1,979,358

Balance at December 31, 2008	$1,120,413	$423,065	$1,543,478

See accompanying notes to financial statements.

Texland Drilling Program-1981, Ltd. (A Limited Partnership)

Statements of Cash Flows

For the Years Ended December 31, 2008, 2007, and 2006

	2008	2007	2006
Cash Flows From Operating Activities
Net income	$1,979,358	$1,312,050	$1,284,051
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion expense	37,966	29,721	28,102
Depreciation, depletion and amortization	193,998	148,415	142,225
(Increase) Decrease in accounts receivable	132,726	(68,159)	64,367
Increase (Decrease) in accounts payable	14,170	17,673	(13,550)

Net Cash Provided by Operating Activities	2,358,218	1,439,700	1,505,195

Cash Flows From Investing Activities
Acquisition of property and equipment	(155,773)	(130,031)	(436,513)

Net Cash Used in Investing Activities	(155,773)	(130,031)	(436,513)

Cash Flows From Financing Activities
Partners’ contributions	54,911	44,993	196,004
Partners’ distributions	(2,378,490)	(1,263,925)	(1,360,600)

Net Cash Used in Financing Activities	(2,323,579)	(1,218,932)	(1,164,596)

Net Change in Cash and Cash Equivalents	(121,134)	90,737	(95,914)

Cash and Cash Equivalents - Beginning of Year	141,479	50,742	146,656

Cash and Cash Equivalents - End of Year	$20,345	$141,479	$50,742

Non Cash Disclosure
ARO Revision	$135,927	$33,357	$(20,582)

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

Texland Drilling Program-1981, Ltd. (A Limited Partnership)

Notes to Financial Statements

Impairment of Oil and Gas Properties

The Partnership reviews its proved oil and gas properties for impairment on an annual basis or whenever events and circumstances indicate a potential decline in the recoverability of their carrying value. The Partnership compares expected undiscounted future net cash flows on a cost center basis to the unamortized capitalized cost of the asset. If the future undiscounted net cash flows, based on the Partnership‘s estimate of future oil and natural gas prices and operating costs and anticipated production from proved reserves, are lower than the unamortized capitalized cost, then the capitalized cost is reduced to fair market value.

The factors used to determine fair value include, but are not limited to, estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures. The Partnership has no unproven properties.

Given the complexities associated with oil and gas reserve estimates and the history of price volatility in the oil and gas markets, events may arise that will require the Partnership to record an impairment of its oil and gas properties and there can be no assurance that such impairments will not be required in the future nor that they will not be material.

No impairment has been recorded as a result of these reviews.

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

Income Taxes

Income taxes have not been provided for by the Partnership, because the partners are liable for taxes on their respective shares of the Partnership’s taxable income. Beginning January 1, 2007, the Partnership is subject to the Texas Margin Tax. However, no margin tax was due for 2007 or 2008.

In July, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of SFAS 109” (“FIN 48”). This interpretation clarifies the application of SFAS 109 by defining the criterion that an individual tax position must meet for any part of the benefit of that

Texland Drilling Program-1981, Ltd. (A Limited Partnership)

Notes to Financial Statements

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

The Partnership’s income is passed through and paid at the partner level on a federal basis. The tax years 2005 to 2008 remain open to examination by the major taxing jurisdictions in which the partners are subject to tax.

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

2.	Costs Incurred in Oil and Gas Producing Activities

The following summarizes the Partnership’s costs incurred in its oil and gas activities, all of which were conducted within the United States, for the years ended December 31:

	Lease Acquisition Costs		Development Costs
	Expensed	Capitalized	Expensed	Capitalized
2008			$—	$155,773
2007			—	130,031
2006			424	430,543

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

Texland Drilling Program-1981, Ltd. (A Limited Partnership)

Notes to Financial Statements

4.	Contributions by General Partners

Under terms of the Partnership agreement, Texland Properties - 1981 is charged for certain costs related to drilling and production operations, which are required to be capitalized for federal income tax purposes. These costs are treated as capital contributions. In addition, Texland Properties - 1981 and Texland Petroleum, L.P. currently hold 41.27 units and 12 units, respectively. These investments as a limited partner are reported with other limited partners’ capital in the accompanying financial statements.

5.	Payments to Managing General Partner

The Partnership was charged $199,018, $186,118 and $180,585 in 2008, 2007 and 2006, respectively, for technical and accounting services performed by employees of the managing general partner. These charges are included in intangible development costs, production expenses and fees to managing general partner.

Supervisory fees charged to the Partnership by the managing general partner for drilling and operating the partnership wells were $229,025, $211,324 and $194,876 in 2008, 2007 and 2006, respectively, and are included in intangible development costs and production expenses. These charges are allocated between the general and limited partners based upon applicable revenue and expense sharing rates.

6.	Major Purchasers

Purchasers, which accounted for 10% or more of the Partnership’s sales, were as follows:

	2008	2007	2006
BP America	—	—	42%
Conoco Phillips	68%	65%	26%
Sun Partners Marketing and Terminals, L.P.	15%	17%	18%
Occidental Premium, Ltd.	—	—	13%
Other	17%	18%	1%

	100%	100%	100%

Texland Petroleum, L.P. receives substantially all revenues directly from the purchasers and subsequently disburses these revenues to interest owners. Substantially all trade accounts receivable were due from Texland Petroleum, L.P. at December 31, 2008, 2007 and 2006 for oil and gas sales to the above purchasers. Based on past experience, it is believed that all receivables are collectible.

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

Texland Drilling Program-1981, Ltd. (A Limited Partnership)

Notes to Financial Statements

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

The following table describes the changes in the Partnership’s asset retirement obligations for the years ended 2008, 2007 and 2006:

	2008	2007	2006
Asset retirement obligation, beginning of year	$429,965	$365,570	$351,282
Liability incurred during the period	—	2,758	6,768
Liabilities settled during the period	—	(1,441)	—
Revision in estimated cash flows	135,927	33,357	(20,582)
Accretion expense	37,966	29,721	28,102

Asset retirement obligation, end of year	$603,858	$429,965	$365,570

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

	Limited Partners	General Partners	Total
Net Income Differences for 2008:
Net income for financial reporting purposes	$984,323	$995,035	$1,979,358

Expenses for federal income tax purposes, capitalized for financial reporting purposes	(100,861)		(100,861)

Excess (Deficiency) of depreciation, depletion and amortization expense for financial reporting purposes over amounts for federal income tax purposes	117,525	4,827	122,352

Additional income (loss) for federal income tax purposes

Net income for federal income tax purposes	$1,000,987	$999,862	$2,000,849

Partners’ Capital Differences:
Partners’ capital at December 31, 2008, for financial reporting purposes	$1,120,413	$423,065	$1,543,478

Additional income (loss) for federal income tax purposes:
2008	16,664	4,827	21,491
2007	17,544	(22,948)	(5,404)
2006	(142,878)	(1,100)	(143,978)
2005	54,177	(4,144)	50,033
2004	46,793	(10,423)	36,370
2003	131,934	(303,210)	(171,276)
2002	22,693	(7,866)	14,827
2001	(1,649)	37,048	35,399
2000	71,096	19,652	90,748
1999	96,076	20,149	116,225
1998 and prior	(284,369)	56,404	(227,965)
Investment tax credit basis reduction not recognized for financial reporting purposes		(38,802)	(38,802)

Partners’ capital December 31, 2008, for federal income tax purposes	$1,148,494	$172,652	$1,321,146

Texland Drilling Program-1981, Ltd. (A Limited Partnership)

Notes to Financial Statements

9.	Supplemental Oil and Gas Information (Unaudited)

Proved Oil and Gas Reserves

The following table summarizes the Partnership’s net ownership interests in estimated quantities of proved oil and gas reserves and changes in net proved reserves, all of which are located in the continental United States. All proved reserves are classified as proved developed.

	For the Years Ended December 31,
	2008		2007		2006
	Oil (Mbbls)	Gas (Mmcf)	Oil (Mbbls)	Gas (Mmcf)	Oil (Mbbls)	Gas (Mmcf)
Net proved reserves at beginning of year	329	854	304	1,252	357	1,014
Production	(34)	(52)	(35)	(60)	(33)	(88)
Extensions and discoveries	—	—	—	—	—	—
Revisions	(20)	(6)	60	(338)	(20)	326

Net proved reserves at end of year	275	796	329	854	304	1,252

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

The following table summarizes the Partnership’s standardized measure of discounted future net cash flows of its ownership interests in proved oil and gas reserves and changes in the standardized measure of discounted future net cash flows:

	2008	2007	2006
	(in thousands)
Future cash inflows	$12,359	$30,910	$20,117
Future production cost	(6,730)	(9,138)	(7,070)
Future development cost	—	—	—

	5,629	21,772	13,047
10% annual discount factor	(2,458)	(10,300)	(6,194)

Standardized measure of discounted future net cash flows	$3,171	$11,472	$6,853

The following table summarizes the changes in the Partnership’s standardized measure of discounted future net cash flows:

	2008	2007	2006
	(in thousands)
Oil and gas sales, net of production costs	$(2,369)	$(1,639)	$(1,600)
Net change in prices and production costs	(7,812)	5,629	(2,229)
Extensions and discoveries	0	0	0
Revisions of previous quantity estimates	(287)	228	879
Changes in production rates, timing and other	1,020	(284)	(736)
Change in development costs	0	0	341
Accretion of discount	1,147	685	927

Change in present value of future net revenues	(8,301)	4,619	(2,418)
Balance, beginning of year	11,472	6,853	9,271

Balance, end of year	$3,171	$11,472	$6,853

Texland Drilling Program-1981, Ltd. (A Limited Partnership)

Notes to Financial Statements

10.	Supplemental Oil and Gas Information (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2008 and 2007:

	First Quarter 2008	Second Quarter 2008	Third Quarter 2008	Fourth Quarter 2008
Fiscal 2008 Quarters
Revenues	$833,466	$1,032,609	$1,048,616	$502,517
Expenses	298,023	362,584	358,163	419,080

Net Income	535,443	670,025	690,453	83,437

Limited Partners	267,997	329,736	321,049	65,541
General Partner	267,446	340,289	369,404	17,896

	535,443	670,025	690,453	83,437

Net Income per Limited Partner unit	$110.51	$135.97	$132.39	$27.03

	First Quarter 2007	Second Quarter 2007	Third Quarter 2007	Fourth Quarter 2007
Fiscal 2007 Quarters
Revenues	$508,636	$562,306	$739,536	$737,916
Expenses	256,366	315,271	359,161	305,546

Net Income	252,270	247,035	380,375	432,370

Limited Partners	114,607	117,424	187,274	216,041
General Partner	137,663	129,611	193,101	216,329

	252,270	247,035	380,375	432,370

Net Income per Limited Partner unit	$47.26	$48.42	$77.23	$89.09